Form 10-Q
period 1996-03-31
SEER TECHNOLOGIES INC /DE
filed 1996-05-15
CIK 945127

- - ------------------------------------------------------------------------------

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
	OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended March 31, 1996

                           OR

[  ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
	OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ......... to ...........


                       Commission file number  0-26194


                          SEER TECHNOLOGIES, INC.
         (Exact name of registrant as specified in its charter)


            Delaware                                13-3556562
  (State or other jurisdiction of   	(I.R.S. Employer Identification No.)
   incorporation or organization)


                           8000 Regency Parkway
                           Cary, North Carolina
                                 27511
                (Address of principal executive offices)
                              (Zip Code)


                              (919) 380-5000
           (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ....X....	No ........

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


           Class                          Outstanding at May 9,1996
Common Stock, $0.01 par value                  11,438,294 shares

- - ------------------------------------------------------------------------------

                           SEER TECHNOLOGIES, INC.

                                   Index


							 				    Page
PART I.  Financial Information                                       Number

Item 1.  Consolidated Financial Statements:

         Consolidated balance sheets as of March 31, 1996
           (unaudited)and September 30, 1995                            3

         Consolidated statements of operations (unaudited)
            for the three month periods and six month periods
            ended March 31, 1996 and 1995                               4

         Consolidated statements of cash flows (unaudited)
            for the six month periods ended March 31, 1996 and 1995     5

         Notes to consolidated financial statements (unaudited)         6


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                      7


PART II. Other Information                                             11


SIGNATURES                                                             13

PART I.   Financial Information
Item 1.   Financial Statements

                          SEER TECHNOLOGIES, INC.
                        CONSOLIDATED BALANCE SHEETS
                  (in thousands, except per share amount)



                                                   March 31,     September 30,
                                                     1996            1995
                                                 ( unaudited )
                                                 -------------   -------------
ASSETS
  Cash and cash equivalents                         $1,263           $13,650
  Trade accounts receivable,less allowance for
    doubtful accounts                               48,546            42,949
  Prepaid expenses and other current assets          4,319             4,071
  Deferred income taxes                              4,635               964
                                                 -----------       -----------
    Total current assets                            58,763            61,634

  Trade accounts receivable, net                     4,998             5,004
  Property and equipment, net                        7,214             6,828
  Capitalized software costs, net                    2,452             2,425
  Other assets                                         516               502
  Deferred income taxes, net                         3,591               991
                                                 -----------       -----------
    Total assets                                   $77,534           $77,384
                                                 ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

  Notes payable, due on demand                     $10,500          $
  Accounts payable                                   2,913            2,976
  Accrued expenses:
    Compensation                                       190            5,553
    Commissions                                      5,299            5,312
    Other                                            4,896            4,179
  Deferred revenue                                  12,200            7,134
  Income taxes payable                               2,141            2,393
                                                  ----------       ----------
    Total current liabilities                       38,139           27,547

  Deferred income taxes                                940              940
  Deferred revenue                                                      459

  Stockholders' equity:
    Common stock, $0.01 par value                      114              114
    Additional paid-in-capital                      56,784           56,541
    Cumulative translation adjustments                (271)            (395)
    Accumulated deficit                            (18,172)          (7,822)
                                                  ----------      -----------
    Total stockholders' equity                      38,455           48,438
                                                  ----------      -----------
    Total liabilities and stockholders' equity     $77,534          $77,384
                                                  ==========      ===========


The accompanying notes are an integral part of the consolidated financial statements.

                         SEER TECHNOLOGIES, INC.
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except per share amounts)
                              (unaudited)



                                Three Months Ended    Six Months Ended
                                     March 31             March 31
                                  1996       1995       1996      1995
                                --------   --------   --------  --------
Revenue:
  Software license               $8,507    $11,135    $15,546   $24,360
  Maintenance                     3,204      2,855      6,032     5,240
  Services                       14,480     12,704     26,388    23,593
                                --------   --------   --------  --------
    Total revenue                26,191     26,694     47,966    53,193

Cost of revenue:
  Software products                 271        131        531       296
  Maintenance                     2,047      2,280      3,819     3,677
  Services            		         12,928      9,385     22,707    18,341
                                --------   --------   --------  --------
    Cost of revenue    	         15,246     11,796     27,057    22,314

Gross profit                     10,945     14,898     20,909    30,879

Operating expenses:
  Sales and marketing  	         11,770      8,454     23,014    16,504
  Research and product
     development                  4,427      3,152      8,592     6,482
  General and administrative      2,508      1,786      5,267     4,051
                                --------   --------   --------  --------
     Total operating expenses    18,705     13,392     36,873    27,037
                                --------   --------   --------  --------
Income (loss) from operations    (7,760)     1,506    (15,964)    3,842

Other Income (expense):
  Interest income                   188          9        416        22
  Interest expense                 (131)      (245)      (134)     (346)
                                --------   --------   --------  --------
    Other income (expense), net      57       (236)       282      (324)
                                --------   --------   --------  --------

Income (loss) before
 provision for income taxes      (7,703)     1,270    (15,682)    3,518

Income tax provision (benefit)   (2,774)       601     (5,332)    1,994
                                --------   --------   --------  --------

    Net income (loss)           $(4,929)      $669   $(10,350)   $1,524
                                ========   ========   ========  ========

Earnings (loss) per common and common
  equivalent share (Note 2)      $(0.39)     $0.06     $(0.81)    $0.14
                                ========   ========   ========  ========
Weighted average common and
  common equivalent shares
  outstanding                    12,641     11,021     12,816    11,021
                                ========   ========   ========  ========


The accompanying notes are an integral part of the consolidated financial statements.

                          SEER TECHNOLOGIES, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (in thousands)
                              (unaudited)


                                                      Six Months Ended
                                                          March 31,
                                                       1996      1995
                                                      ------    ------
Cash flows from operating activities:
  Net income (loss)                                $ (10,350)  $ 1,524
  Adjustments to reconcile net income (loss)
    to net cash used in operating activities:
    Depreciation and amortization                      1,987     1,179
    Deferred income taxes                             (6,271)      (39)
    Changes in assets and liabilities:
      Trade accounts receivable                       (5,451)  (13,803)
      Prepaid expenses and other assets                 (263)      122
      Accounts payable and accrued expenses           (4,974)   (3,581)
      Deferred revenue                                 4,607       503
                                                     --------  --------
        Net cash used in operating activities        (20,715)  (14,095)

Cash flows from investing activities:
  Purchases of property and equipment                 (1,933)   (1,598)
  Capitalization of software development costs          (466)     (263)
                                                     --------  --------
        Net cash used in investing activities         (2,399)   (1,861)

Cash flows from financing activities:
  Issuance of common shares                              243
  Repurchase of common shares                                      (22)
  Net borrowings under line of credit                 10,500    15,694
                                                     --------  --------
        Net cash provided by financing activities     10,743    15,672

Effect of exchange rate changes on cash                  (16)     (170)
                                                     --------  --------

        Net decrease in cash and cash equivalents    (12,387)     (454)

Cash and cash equivalents:
  Beginning of period                                 13,650     1,278
                                                     --------  --------
  End of period                                      $ 1,263    $  824
                                                     ========  ========




The accompanying notes are an integral part of the consolidated financial statements.

                         SEER TECHNOLOGIES, INC.
              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                              (unaudited)


Note 1.  Interim Financial Statements

The accompanying unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended September 30, 1995. The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for other interim periods or for the full fiscal year. In the opinion of management, the information contained herein reflects all adjustments necessary for a fair statement of the interim results of operations. All such adjustments are of a normal recurring nature.


Note 2.  Earnings (loss) Per Share

Earnings (loss) per share is computed based upon the weighted average number of common shares outstanding. Common equivalent shares, using the treasury stock method, are included in the per share calculations only when the effect of their inclusion would be dilutive, except that common and common equivalent shares issued during the twelve month period prior to the Company's initial filing of its registration statement on Form S-1 on June 30, 1995 have been included in the calculation as if they were outstanding for all periods prior to the initial public offering. Common equivalent shares consist solely of stock options.


Note 3.  Income Taxes

The Company's effective tax rate differs from the statutory rate primarily due to income taxes from foreign subsidiaries and foreign withholding taxes.



Note 4.  Use of Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from these estimates.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Seer Technologies, Inc. (the "Company") designs, develops, markets and supports software products and provides related services that enable its customers to create, distribute and manage large-scale mission critical information processing applications that utilize client/server technologies. The Company's application development tools, related software products and consulting services are designed to reduce the time, cost and risk involved in developing, deploying and maintaining complex client/server applications and enable efficient integration of those applications with the customer's existing systems.

During the quarter ended March 31, 1996, the Company continued to implement its strategy of leveraging its direct sales force and marketing its products through alliances with key vendors in the computer industry. On May 2, 1996, the Company entered into an agreement with Tandem Computer, Inc. ("Tandem") under which Tandem will resell, market and support original equipment versions of Seer*HPS for the full range of Tandem platforms.

The Company has three categories of revenue: software products, maintenance and services. Software products revenue is comprised primarily of fees from licensing the Company's proprietary software products and, to a lesser extent, from product development contracts. Maintenance revenue is comprised of fees for maintaining, supporting and providing periodic upgrades of the Company's software products. Services revenue is composed primarily of fees for consulting and training services.

The Company's revenues vary from quarter to quarter, with the largest portion of revenue typically recognized in the last month of each fiscal quarter and the third and fourth quarters of each fiscal year. The Company believes that these patterns are partly attributable to the Company's sales commission policies, which compensate sales personnel for meeting or exceeding quarterly and annual quotas, and to the budgeting and purchasing cycles of customers. Furthermore, individual sales can be very large; therefore, a single customer or sale may have a significant impact on a quarter. In addition, the substantial commitment of a potential customer's financial resources historically involved in its decision to purchase the Company's products increases the length of the sales cycle and the likelihood of quarter-to-quarter fluctuations in the Company's sales and results of operations. In addition, the Company's services revenue may fluctuate from quarter to quarter due to the completion or commencement of significant assignments, the number of working days in a quarter and the utilization rate of services personnel. The Company typically does not have any material backlog of unfilled software orders, and product revenue in any quarter is substantially dependent upon orders received in that quarter. Because the Company's operating expenses are based on anticipated revenue levels and are relatively fixed over the short term, variations in the timing of recognition of revenue can cause significant variations in operating results from quarter to quarter. Fluctuations in operating results may result in volatility in the price of the Common Stock.

Results of Operations

The following table sets forth, for the periods indicated, the Company's unaudited results of operations expressed as a percentage of revenue:

                                    Three months ended    Six months ended
                                         March 31,            March 31,
                                      1996      1995       1996      1995
                                    --------  --------   --------  --------
Revenue:
  Software products                   32.5 %    41.7 %     32.4 %    45.8 %
  Maintenance                         12.2 %    10.7 %     12.6 %     9.8 %
  Services                            55.3 %    47.6 %     55.0 %    44.4 %
                                    --------  --------   --------  --------
    Total                            100.0 %   100.0 %    100.0 %   100.0 %

Cost of revenue:
  Software products                    1.0 %     0.5 %      1.1 %     0.6 %
  Maintenance                          7.8 %     8.5 %      8.0 %     6.9 %
  Services                            49.4 %    35.2 %     47.3 %    34.5 %
                                    --------  --------   --------  --------
    Total                             58.2 %    44.2 %     56.4 %    42.0 %

Gross profit                          41.8 %    55.8 %     43.6 %    58.0 %

Operating expenses:
  Sales and marketing                 44.9 %    31.6 %     48.0 %    31.0 %
  Research and product development    16.9 %    11.8 %     17.9 %    12.2 %
  General and administrative           9.6 %     6.7 %     11.0 %     7.6 %
                                    --------  --------   --------  --------
    Total                             71.4 %    50.1 %     76.9 %    50.8 %

Interest income (expense), net         0.2 %    (0.9)%      0.6 %    (0.6)%
                                    --------  --------   --------  --------

Income (loss) before taxes           (29.4)%     4.8 %    (32.7)%     6.6 %

Income tax provision (benefit)       (10.6)%     2.3 %    (11.1)%     3.7 %
                                    --------  --------   --------  --------

Net income (loss)                    (18.8)%     2.5 %    (21.6)%     2.9 %
                                    ========  ========   ========  ========


The following table sets forth unaudited data for total revenue by country of origin as a percentage of total revenue for the periods indicated:

                                    Three months ended    Six months ended
                                         March 31,            March 31,
                                      1996      1995       1996      1995
                                    --------  --------   --------  --------
United States                          31%       30%        29%       29%
Mexico                                  2%        -          9%        -
Germany                                20%        5%        15%        4%
Italy                                  10%       12%         9%       30%
Denmark                                 5%        4%         6%        4%
United Kingdom                          8%       24%         8%       14%
Australia                               7%        1%         5%        1%
South Africa                            2%        8%         4%        4%
Other                                  15%       16%        15%       14%
                                    --------  --------   --------  --------
                                      100%      100%       100%      100%
                                    ========  ========   ========  ========


Revenue. The Company's total revenue decreased 2% and 10% for the second quarter and year-to-date periods of 1996 compared to the prior year. The decrease was primarily attributable to a decrease in software products revenue, which was offset by increases in maintenance and services revenues.

Software products. Software products revenue decreased 24% for the second quarter and 36% for the year-to-date period from the comparable periods of 1995. The decrease in software products revenue is a result of fewer contracts closing during the 1996 periods combined with the average value of those contracts that did close decreasing from $505,000 to $292,000. In addition, the Company has begun a gradual transition from selling large contracts to mainframe-based IBM accounts to selling a balanced array of products. As the Company reorients its sales and marketing efforts to address this transition, the Company may face increased revenue volatility in the near term.

Maintenance. Maintenance revenue increased by 12% and 15% compared to the prior year for the second quarter and year-to-date periods, respectively. Because substantially all of the Company's existing customers have historically renewed their maintenance contracts, the increase for 1996 is a result primarily of new customers added during the fiscal year ended September 30, 1995.

Services. Services revenue for the second quarter increased by 14% compared to the second quarter of 1995. For the year-to-date period, services revenue increased by 12% from the comparable period of 1995. The increase in services revenue is due primarily to services related to license sales made in the third and fourth quarters of 1995 as well as the expanded use of the Seer*HPS family of products by existing customers for more numerous and complex applications.

Gross Profit. Total gross profit for the second quarter decreased 27% from the second quarter of 1995. For the year to date period, total gross profit decreased 32% from the comparable period in 1995. Total gross margin decreased to 42% for the second quarter as compared to 56% for the comparable period in 1995 and decreased to 44% for the year-to-date period as compared to
58% in 1995.   These decreases are due primarily to the decrease in software
revenue as a percentage of total revenue in the 1996 periods.   Software gross
margin decreased to 97% for the second quarter and year-to-date periods as compared to 99% for the comparable periods in 1995. The decline is a result primarily of higher software amortization during the three months ended March 31, 1996. The higher amortization resulted from costs associated with Seer*HPS 5.3 which began to be amortized when it became generally available in the quarter ended December 31, 1995. Maintenance gross margins increased during the second quarter to 36% compared to 20% for the comparable period of 1995 and increased to 37% for the six months ended March 31, 1996 as compared to 30% in 1995. The improvement in maintenance gross margins was due to an increase in revenue from first year and renewal contracts while associated headcount and other expenses remained relatively constant. Services margins for the second quarter decreased to 11% as compared to 26% for the comparable period of 1995 and decreased to 14% for the year-to-date period as compared to 22% for 1995. The decline in services margin is a result of the costs associated with headcount, outside contractors and other consulting obligations increasing approximately 51% during the quarter while revenue increased by only 14%.

Sales and Marketing Expense. Sales and marketing expense increased 39% compared to the prior year for the second quarter and year-to-date periods. The increase is the result of the expansion of the Company's sales force worldwide, as well as an increase in certain commissions. Average sales and marketing headcount has increased 22% compared to the same quarter and year-to-date periods of 1995. Additionally, marketing expenses of $0.9 million were recorded during the second quarter in conjunction with the sale of software to a large customer in Europe. The 1996 year-to-date amounts were also impacted by an increase of $1.0 million in commissions paid to IBM for sales of the Company's software products in South America made by IBM.

Research and Product Development Expense. Research and development expense increased 40% and 33% compared to the prior year for the second quarter and year-to-date periods, respectively. The increase is primarily a result of personnel additions to develop and test new products. Costs associated with headcount and outside contractors increased 38% and 32% for the quarter and year-to-date periods, respectively.

General and Administrative Expense. General and administrative expenses increased 40% and 30% compared to the prior year for the second quarter and year-to-date periods, respectively. The increases are primarily a result of personnel additions necessary to manage and support the Company's growth with average headcount increasing 15% and 18% for the same quarter and year-to-date periods of 1995. Additionally, a strengthening dollar in the second quarter and year-to-date periods of 1996 caused foreign currency exchange gains and losses to be unfavorably impacted as compared to the same periods of 1995 when the dollar was weaker.

Income Taxes. The income tax benefits recorded for the second quarter and year-to-date periods of 1996 were $2.8 million and $5.3 million compared to income tax expense of $0.6 million and $2.0 million for the comparable periods of 1995. The benefits for the 1996 periods consisted of the expected realization of the benefit of the operating losses incurred during the periods at an effective tax rate of 40% less the current period income taxes on foreign subsidiaries and foreign withholding taxes. Income tax expense for the 1995 periods consisted primarily of income taxes on foreign subsidiaries and foreign withholding taxes.

Liquidity and Capital Resources

Cash flow used in operations increased 47% in comparison to the prior year period. The increase was primarily attributable to the net loss for 1996. Accounts receivable increased by $5.5 million during the year-to-date period for 1996; however, the impact on cash flow from operations was offset by an increase of $5.0 million in deferred revenue.

Cash used by investing activities increased 29% for the year-to-date period of 1996 compared to the same period of 1995. This increase is a result of increases in capital expenditures, primarily for purchases of computer equipment for software development and support associated with the Company's new product development, and capitalization of software development costs. Subsequent to March 31, 1996, the Company entered into an operating lease for certain computer equipment. Payments under the lease agreement will approximate $550,000 per year for each of the next three years. As of March 31, 1996, the Company did not have any other material commitments for capital expenditures.

The 31% decrease in cash provided by financing activities for the year-to-date period of 1996 compared to the same period of 1995 resulted primarily from a decrease in net borrowings under the Company's line of credit.

As of March 31, 1996, the Company maintained a bank line of credit providing for borrowings of up to $25 million based upon the Company's accounts receivable. Borrowings under the line of credit bore interest at the London Interbank Offered Rate ("LIBOR") plus 2.0% with a maximum rate not to exceed the Prime rate minus 1/4% and were collateralized by the Company's accounts receivable. The line of credit requires the Company's compliance with various covenants, which among other things, require the Company to maintain various financial ratios and limits the amount of dividends and other payments by the Company. As of March 31, 1996, the Company was in violation of certain financial ratio covenants. The bank has waived the covenant violations as of March 31, 1996 and subsequent to March 31, 1996 has revised certain terms of the line of credit. Under the revised agreement, the interest rate has been increased to LIBOR plus 3.0%, and the line of credit is now collateralized by the Company's accounts receivable and other assets of the Company. At March 31, 1996, the Company had outstanding borrowings of $10.5 million under this line of credit. In addition, the Company had a line of credit as of March 31, 1996 of up to $5 million available to enter into foreign exchange contracts. As part of the revised loan agreement, this line was reduced to $3 million subsequent to March 31, 1996. The aggregate notional amount of foreign exchange contracts outstanding under this facility cannot exceed $23.3 million. At March 31, 1996 the aggregate notional amount of foreign exchange contracts outstanding was $10.2 million. These lines of credit expire on December 31, 1996.

During the fourth quarter of 1995, the Company signed a software contract with a certain customer for approximately $5.6 million. Due to the payment terms of the contract, the related receivable was classified as a non-current asset. As of March 31, 1996, the Company has evaluated the collectibility of the non-current receivable based upon the customer's prior payment history and determined that the receivable is collectible.


During the year-to-date period for 1996, the Company has recorded a deferred tax asset of approximately $6.3 million for the future realization of the operating loss incurred during the current period. Approximately $2.7 million of the deferred tax asset has been classified as noncurrent based upon the estimated realization period.

The Company believes that existing cash on hand and available credit under its lines of credit will be sufficient to finance its operations and expected working capital and capital expenditure requirements for at least the next twelve months. Thereafter, the Company's liquidity will depend upon the results of future operations as well as available sources of financing. There can be no assurance that the Company will be able to meet its loan covenants, achieve its operating plan or obtain additional financing on acceptable terms, and the failure to do so may have an adverse impact on the Company's business and operations.

PART II.  Other Information


     Item 1.  Legal Proceedings

              None


     Item 2.  Changes in Securities

              None


      Item 3. Defaults Upon Senior Securities

          		  None


      Item 4. Submission of Matters to a Vote of Security Holders

              The Annual Meeting of Stockholders of the Company was held on February 23, 1996. The following is a brief description of each matter voted upon at the meeting and the number of affirmative votes and the number of negative votes cast with respect to each matter.

              (a) The stockholders elected the following persons as directors of the Company:  Bruce K. Anderson; Eugene F. Bedell; Frank
                  T.  Cary; Anthony J. de Nicola; George L. McTavish;
                  and Robert A. Minicucci. The votes for and against (withheld) each nominee were as follows:

                                 	     Votes          Votes          Votes
                  Nominee                 For         Withheld       Abstained

                  Bruce K. Anderson    10,063,999       16,784       1,329,353
                  Eugene F. Bedell     10,060,274       20,509       1,329,353
                  Frank T. Cary        10,063,999       16,784       1,329,353
                  Anthony J. de Nicola 10,063,874       16,909       1,329,353
                  George L. McTavish   10,063,999       16,784       1,329,353
                  Robert A. Minicucci  10,063,999       16,784       1,329,353

              (b) The stockholders approved the Seer Technologies, Inc.
                  Employee Stock Purchase Plan (U.S.) with 10,048,675 shares voting for, 32,108 shares voting against, and 1,329,353 shares abstained.

      Item 5. Other Information

              None

      Item 6. Exhibits and Reports on Form 8-K

              (a)  Exhibits

                   11.1	Statement Regarding Computation of Earnings Per Share
                   27	Financial Data Schedule


              (b)  Reports on Form 8-K

                   None

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


				      SEER TECHNOLOGIES, INC.


                              EUGENE F. BEDELL
Date: May 15, 1996            ..............................................
                              Eugene F. Bedell
                              President and Chief Executive Officer



                              STEVEN DMISZEWICKI
Date: May 15, 1996            ..............................................
                              Steven Dmiszewicki
                              Vice President and Chief Financial Officer