Form 10-Q
period 1996-06-30
SEER TECHNOLOGIES INC /DE
filed 1996-08-14
CIK 945127

- ------------------------------------------------------------------------------

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
	OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended June 30, 1996

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


           Class                          Outstanding at August 8, 1996
Common Stock, $0.01 par value                  11,558,142 shares

- ------------------------------------------------------------------------------

                           SEER TECHNOLOGIES, INC.

                                   Index


							 				    Page
PART I.  Financial Information                                       Number

Item 1.  Consolidated Financial Statements:

         Consolidated balance sheets as of June 30, 1996
           (unaudited)and September 30, 1995                            3

         Consolidated statements of operations (unaudited)
            for the three months and nine months
            ended June 30, 1996 and 1995                                4

         Consolidated statements of cash flows (unaudited)
            for the nine months ended June 30, 1996 and 1995            5

         Notes to consolidated financial statements (unaudited)         6


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                      8


PART II. Other Information                                             13


SIGNATURES                                                             15



PART I.   Financial Information
Item 1.   Financial Statements

                          SEER TECHNOLOGIES, INC.
                        CONSOLIDATED BALANCE SHEETS
                  (in thousands, except per share amount)


                                                   June 30,      September 30,
                                                     1996            1995
                                                 ( unaudited )
                                                 -------------   -------------
ASSETS
  Cash and cash equivalents                         $1,278           $13,650
  Trade accounts receivable,less allowance for
    doubtful accounts                               55,279            42,949
  Prepaid expenses and other current assets          3,980             4,071
  Deferred income taxes                              4,635               964
                                                 -----------       -----------
    Total current assets                            65,172            61,634

  Trade accounts receivable, net                     3,827             5,004
  Property and equipment, net                        7,212             6,828
  Capitalized software costs, net                    2,908             2,425
  Other assets                                         500               502
  Deferred income taxes                              5,034                51
                                                 -----------       -----------
    Total assets                                   $84,653           $76,444
                                                 ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

  Notes payable, due on demand                     $17,738          $
  Accounts payable                                   4,156            2,976
  Accrued expenses:
    Compensation                                       782            5,553
    Commissions                                      5,704            5,312
    Restructuring costs                              2,100
    Other                                            5,509            4,179
  Deferred revenue                                  11,197            7,134
  Income taxes payable                               2,351            2,393
                                                  ----------       ----------
    Total current liabilities                       49,537           27,547

  Deferred revenue                                   1,720              459

  Stockholders' equity:
    Common stock, $0.01 par value                      115              114
    Additional paid-in-capital                      56,958           56,541
    Cumulative translation adjustments                (345)            (395)
    Accumulated deficit                            (23,332)          (7,822)
                                                  ----------      -----------
    Total stockholders' equity                      33,396           48,438
                                                  ----------      -----------
    Total liabilities and stockholders' equity     $84,653          $76,444
                                                  ==========      ===========


The accompanying notes are an integral part of the consolidated financial statements.

                         SEER TECHNOLOGIES, INC.
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except per share amounts)
                              (unaudited)


                                Three Months Ended    Nine Months Ended
                                     June 30               June 30
                                  1996       1995       1996      1995
                                --------   --------   --------  --------
Revenue:
  Software license              $11,001    $13,137    $26,546   $37,497
  Maintenance                     3,120      3,040      9,152     8,280
  Services                       13,935     14,329     40,323    37,921
                                --------   --------   --------  --------
    Total revenue                28,056     30,506     76,021    83,698

Cost of revenue:
  Software products                 534        148      1,065       444
  Maintenance                     1,999      1,920      5,818     5,597
  Services                       12,254     10,012     34,962    28,353
                                --------   --------   --------  --------
    Cost of revenue    	         14,787     12,080     41,845    34,394

Gross profit                     13,269     18,426     34,176    49,304

Operating expenses:
  Sales and marketing  	         10,360     10,273     33,373    26,777
  Research and product
     development                  3,835      3,607     12,427    10,087
  General and administrative      2,538      2,267      7,806     6,318
  Restructuring charges           3,000                 3,000
                                --------   --------   --------  --------
     Total operating expenses    19,733     16,147     56,606    43,182
                                --------   --------   --------  --------
Income (loss) from operations    (6,464)     2,279    (22,430)    6,122

Other Income (expense):
  Interest income                   125         25        541        56
  Interest expense                 (280)      (313)      (414)     (668)
                                --------   --------   --------  --------
    Other income (expense), net    (155)      (288)       127      (612)
                                --------   --------   --------  --------

Income (loss) before
 provision for income taxes      (6,619)     1,991    (22,303)    5,510

Income tax provision (benefit)   (1,459)       712     (6,793)    2,706
                                --------   --------   --------  --------

    Net income (loss)           $(5,160)    $1,279   $(15,510)   $2,804
                                ========   ========   ========  ========

Earnings (loss) per common
 and common equivalent
 share (Note 2)                  $(0.45)     $0.12     $(1.36)    $0.25
                                ========   ========   ========  ========
Weighted average common and
  common equivalent shares
  outstanding (Note 2)           11,454     11,065     11,414    11,058
                                ========   ========   ========  ========


The accompanying notes are an integral part of the consolidated financial statements.


                          SEER TECHNOLOGIES, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (in thousands)
                              (unaudited)



                                                      Nine Months Ended
                                                          June 30,
                                                       1996      1995
                                                      ------    ------
Cash flows from operating activities:
  Net income (loss)                                $ (15,510)  $ 2,804
  Adjustments to reconcile net income (loss)
    to net cash used in operating activities:
    Depreciation and amortization                      3,051     1,844
    Deferred income taxes                             (8,654)      (52)
    Changes in assets and liabilities:
      Trade accounts receivable                      (11,097)  (10,873)
      Prepaid expenses and other assets                   91      (854)
      Accounts payable and accrued expenses              189    (1,772)
      Deferred revenue                                 5,324     1,303
                                                     --------  --------
        Net cash used in operating activities        (26,606)   (7,600)

Cash flows from investing activities:
  Purchases of property and equipment                 (2,762)   (2,750)
  Capitalization of software development costs        (1,154)     (474)
                                                     --------  --------
        Net cash used in investing activities         (3,916)   (3,224)

Cash flows from financing activities:
  Issuance of common shares                              418       174
  Repurchase of common shares                                      (22)
  Preferred stock dividend                                        (776)
  Net borrowings under line of credit                 17,738    10,900
                                                     --------  --------
        Net cash provided by financing activities     18,156    10,276

Effect of exchange rate changes on cash                   (6)     (100)
                                                     --------  --------

        Net decrease in cash and cash equivalents    (12,372)     (648)

Cash and cash equivalents:
  Beginning of period                                 13,650     1,278
                                                     --------  --------
  End of period                                      $ 1,278    $  630
                                                     ========  ========



The accompanying notes are an integral part of the consolidated financial statements.


                         SEER TECHNOLOGIES, INC.
              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                              (unaudited)


Note 1.  Interim Financial Statements

The accompanying unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended September 30, 1995. The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for other interim periods or for the full fiscal year. In the opinion of management, the information contained herein reflects all adjustments necessary for a fair statement of the interim results of operations. All such adjustments are of a normal, recurring nature, except for a $3 million restructuring charge related primarily to employee severance benefits and leased facilities. See Note 5.

Certain 1995 amounts in the accompanying financial statements have been reclassified to conform to the 1996 presentation.


Note 2.  Earnings (loss) Per Share

Earnings (loss) per share is computed based upon the weighted average number of common shares outstanding. Common equivalent shares, using the treasury stock method, are included in the per share calculations only when the effect of their inclusion would be dilutive, except that common and common equivalent shares issued during the twelve month period prior to the Company's initial filing of its registration statement on Form S-1 on June 30, 1995 have been included in the calculation for the three months and nine months ended June 30, 1995 as if they were outstanding for all periods prior to the initial public offering. Common equivalent shares consist solely of stock options.


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


Note 5.  Restructuring Charges

During the third fiscal quarter of 1996, the Company developed and implemented a plan of reorganization which included, among other things, a 9% staff reduction (approximately 75 employees) and the abandonment of certain leased facilities. The Company recorded a restructuring charge of $3 million during the quarter, which consisted of approximately $1.4 million in personnel-related charges and approximately $1.6 million of costs associated with carrying the vacated space until the lease expiration date. To date, the Company has paid approximately $.9 million in cash related to the restructuring. The Company believes the accrued restructuring costs of $2.1 million at June 30, 1996 represents its remaining cash obligations.



Note 6.  Subsequent Events

At June 30, 1996, the Company maintained a line of credit providing for borrowings of up to $25 million for working capital purposes based on the Company's accounts receivable. Borrowings under the line of credit bear interest at the London Interbank Offered Rate ("LIBOR") plus 3.0% with a maximum rate not to exceed the prime rate minus 1/4%. The line of credit requires the Company's compliance with various covenants, which among other things, require the Company to maintain various financial ratios and limits the amount of dividends and other payments by the Company. As of June 30, 1996, the Company was not in compliance with the financial ratio covenants. The Bank has waived the covenant violations. In July 1996, the Company and the Bank completed an amendment to the line of credit facility which, among other things, increases the available borrowings from $25 million to $32.5 million. Borrowings up to $12.5 million are guaranteed by the Company's principal stockholder, Welsh, Carson, Anderson, & Stowe VI, L.P. ("WCAS"), pursuant to an agreement with the Company, while borrowings in excess of $12.5 million are collateralized by the Company's accounts receivable and other assets of the Company. The Company issued 75,000 shares of its common stock to WCAS in connection with the guaranty agreement. As of June 30, 1996, the Company had outstanding borrowings of $17.7 million under this credit facility. The new line of credit expires on September 30, 1997.

During August 1996, the Company completed its agreement to sell 2,094,143 shares of its Series A Convertible Preferred Stock (the "Preferred Stock") to WCAS and certain WCAS affiliates, resulting in gross proceeds to the Company of $12.5 million. The proceeds from the sale of the Preferred Stock will be used for general corporate purposes. The sale of the Preferred Stock was made in a private transaction exempt from the registration requirements of the federal securities laws.

Each share of Preferred Stock may be converted at any time at the option of the holder into shares of common stock of the Company at a conversion rate of one common share for each share of Preferred Stock, subject to adjustment upon the occurrence of certain events. The Preferred Stock is not entitled to receive dividends in any fixed amount but will receive dividends on an as converted basis in the event that a dividend is paid on the Company's common stock. The Preferred Stock will rank senior in right of payment to the Company's common stock. In the event of any liquidation, dissolution or winding up of the Company, holders of Preferred Stock will be entitled to receive a liquidation preference of $5.969 per share before payment is made or assets are distributed to holders of the Company's common stock. In addition, the holders of Preferred Stock are entitled to vote together with the holders of common stock on all matters to be voted on by the stockholders of the Company.

The Company is subject to certain restrictions while shares of Preferred Stock remaining outstanding, including restrictions on the Company's ability to declare dividends, purchase or redeem any outstanding shares of its common stock, create or authorize the creation of additional classes of capital stock of the Company, increase the authorized amount of Preferred Stock, create or authorize the creation of any securities convertible into shares of Preferred Stock or any other class of capital stock of the Company.
















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

During the third quarter, the Company released Seer/7000, a Windows NT-based development environment for creating mission-critical applications deployed on large scale client/server environments. The Company continued to implement its strategy of leveraging its direct sales force and marketing its products through alliances with key vendors in the computer industry. During the third quarter, the Company entered into marketing agreements with Hewlett-Packard and Tandem Computer, Inc. to market the Seer/7000 application development environment worldwide.

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

The Company's revenues vary from quarter to quarter, with the largest portion of revenue typically recognized in the last month of each fiscal quarter and the third and fourth quarters of each fiscal year. The Company believes that these patterns are partly attributable to the Company's sales commission policies, which compensate sales personnel for meeting or exceeding quarterly and annual quotas, and to the budgeting and purchasing cycles of customers. Furthermore, individual sales can be very large; therefore, a single customer or sale may have a significant impact on a quarter. In addition, the substantial commitment of a potential customer's financial resources historically involved in its decision to purchase the Company's products increases the length of the sales cycle and the likelihood of quarter-to-quarter fluctuations in the Company's sales and results of operations. The Company's services revenue may also fluctuate from quarter to quarter due to the completion or commencement of significant assignments, the number of working days in a quarter and the utilization rate of services personnel. The Company typically does not have any material backlog of unfilled software orders, and product revenue in any quarter is substantially dependent upon orders received in that quarter. Because the Company's operating expenses are based on anticipated revenue levels and are relatively fixed over the short term, variations in the timing of recognition of revenue can cause significant variations in operating results from quarter to quarter. Fluctuations in operating results may result in volatility in the price of the Company's common stock.







Results of Operations

The following table sets forth, for the periods indicated, the Company's unaudited results of operations expressed as a percentage of revenue:


                                    Three months ended   Nine months ended
                                         June 30,             June 30,
                                      1996      1995       1996      1995
                                    --------  --------   --------  --------
Revenue:
  Software products                   39.2 %    43.1 %     34.9 %    44.8 %
  Maintenance                         11.1 %    10.0 %     12.0 %     9.9 %
  Services                            49.7 %    46.9 %     53.1 %    45.3 %
                                    --------  --------   --------  --------
    Total                            100.0 %   100.0 %    100.0 %   100.0 %

Cost of revenue:
  Software products                    1.9 %     0.5 %      1.4 %     0.5 %
  Maintenance                          7.1 %     6.3 %      7.6 %     6.7 %
  Services                            43.7 %    32.8 %     46.0 %    33.9 %
                                    --------  --------   --------  --------
    Total                             52.7 %    39.6 %     55.0 %    41.1 %

Gross profit                          47.3 %    60.4 %     45.0 %    58.9 %

Operating expenses:
  Sales and marketing                 36.9 %    33.7 %     43.9 %    32.0 %
  Research and product development    13.7 %    11.8 %     16.3 %    12.1 %
  General and administrative           9.0 %     7.5 %     10.3 %     7.5 %
  Restructuring charges               10.7 %                4.0 %
                                    --------  --------   --------  --------
    Total                             70.3 %    53.0 %     74.5 %    51.6 %

Interest income (expense), net        (0.6)%    (0.9)%      0.2 %    (0.7)%
                                    --------  --------   --------  --------

Income (loss) before taxes           (23.6)%     6.5 %    (29.3)%     6.6 %

Income tax provision (benefit)        (5.2)%     2.3 %     (8.9)%     3.2 %
                                    --------  --------   --------  --------

Net income (loss)                    (18.4)%     4.2 %    (20.4)%     3.4 %
                                    ========  ========   ========  ========


The following table sets forth unaudited data for total revenue by country of origin as a percentage of total revenue for the periods indicated:


                                    Three months ended   Nine months ended
                                         June 30,             June 30,
                                      1996      1995       1996      1995
                                    --------  --------   --------  --------
United States                         31.4%     23.8%      29.8%     27.0%
Mexico                                 0.3%       -         6.0%       -
Brazil                                 0.8%      7.0%       1.4%      3.8%
Argentina                             13.8%      0.2%       6.2%      0.1%
Germany                                5.2%      2.9%      11.3%      3.6%
Italy                                 24.1%     16.2%      14.8%     25.0%
Denmark                                3.9%      4.5%       5.5%      3.9%
Norway                                 2.3%      7.2%       2.5%      3.0%
United Kingdom                         6.5%     24.8%       7.2%     18.1%
Australia                              1.7%      1.1%       3.6%      1.0%
South Africa                           1.7%       .7%       3.0%      2.9%
Other                                  8.3%     11.6%       8.7%     11.6%
                                    --------  --------   --------  --------
                                     100.0%    100.0%     100.0%    100.0%
                                    ========  ========   ========  ========


Revenue. The Company's total revenue decreased 8% and 9% for the third quarter and year-to-date periods of 1996 compared to the prior year. The decrease was primarily attributable to a decrease in software products revenue, which was offset by increases in maintenance revenues for the third quarter and increases in maintenance revenues and services revenues for the year-to-date period.



Software products. Software products revenue decreased 16% for the third quarter and 29% for the year-to-date period from the comparable periods of 1995. The decrease is primarily a result of the Company's transition from selling large contracts to mainframe-based IBM accounts to selling a balanced array of products. The average value of contracts that closed decreased approximately 40% for the quarter and year-to-date periods while the number of contracts that closed increased approximately 40% and 20% for the quarter and year-to-date periods, respectively. As the Company continues to reorient its sales and marketing efforts to address this transition, the Company may face increased revenue volatility in the near term.

Maintenance. Maintenance revenue increased by 3% and 11% compared to the prior year for the third quarter and year-to-date periods, respectively. Because substantially all of the Company's existing customers have historically renewed their maintenance contracts, the increase for 1996 is primarily a result of new customers added during the fiscal year ended September 30, 1995.

Services. Services revenue for the third quarter decreased 3% compared to the third quarter of 1995, primarily as a result of non-recurring cost overruns on a single consulting contract which could not be passed on to the customer due to the terms of the contract. For the year-to-date period, services revenue increased 6% from the comparable period of 1995. The increase in services revenue for the year-to-date period is due primarily to services related to license sales made in the third and fourth quarters of 1995, as well as the expanded use of the Seer*HPS family of products by existing customers for more numerous and complex applications.


Gross Profit. Total gross profit for the third quarter decreased 28% from the third quarter of 1995. For the year-to-date period, total gross profit decreased 31% from the comparable period in 1995. Total gross margin decreased to 47% for the third quarter as compared to 60% for the comparable period in 1995 and decreased to 45% for the year-to-date period as compared to
59% in 1995.   These decreases are due primarily to the decrease in software revenue as a percentage of total revenue in the 1996 periods.

Software gross margin decreased to 95% for the third quarter and 96% for the year-to-date periods as compared to 99% for the comparable periods in 1995. The decline is a result of higher software amortization during the nine months ended June 30, 1996. The higher amortization resulted from costs associated with Seer*HPS 5.3 which began to be amortized when it became generally available in the quarter ended December 31, 1995.

Maintenance gross margins remained relatively constant for the third quarter (36% compared to 37% for the comparable period of 1995) and increased to 36% for the nine months ended June 30, 1996 as compared to 32% in 1995. The improvement in maintenance gross margins for the year-to-date period was primarily due to an increase in revenue from first year and renewal contracts while associated headcount and other expenses remained relatively constant.

Services margins for the third quarter decreased to 12% as compared to 30% for the comparable period of 1995 and decreased to 13% for the year-to-date period as compared to 25% for the comparable period of 1995. The decline in services margin is primarily a result of the costs associated with headcount, outside contractors and other consulting obligations increasing approximately 22% during the 1996 periods while revenue decreased by 3% for the quarter and increased by only 6% for the year-to-date period.


Sales and Marketing Expense. Sales and marketing expense remained relatively constant for the third quarter and increased 25% year-to-date, compared to the prior year periods. The year-to-date increase is the result of the expansion of the Company's sales force worldwide, as well as an increase in certain commissions. Average sales and marketing headcount has increased 17% compared to the year-to-date period of 1995. The 1996 year-to-date amounts were also impacted by $.9 million of marketing expenses recorded in conjunction with the sale of software to a large customer in Europe and an increase of $.5 million in commissions paid to IBM for sales of the Company's software products in South America made by IBM.

Research and Product Development Expense. Research and development expense increased 6% and 23% compared to the prior year for the third quarter and year-to-date periods, respectively. The increase is primarily a result of personnel additions to develop and test new products. Costs associated with headcount and outside contractors increased 9% and 22% for the quarter and year-to-date periods, respectively. Capitalization of costs related to the development of Seer/7000 partially offset the impact of personnel additions on the third quarter research and development expense in comparison to the prior year.

General and Administrative Expense. General and administrative expenses increased 12% and 24% compared to the prior year for the third quarter and year-to-date periods, respectively. The increase for the quarter and year-to-date periods is primarily a result of additional outside and professional services utilized in the third quarter of 1996. The year-to-date expense was also impacted by a 13% increase in personnel necessary to manage and support the Company's growth prior to the restructuring. Additionally, a strengthening dollar in the second quarter of 1996 caused foreign currency exchange gains and losses to be unfavorably impacted for the year-to-date period as compared to 1995, when the dollar was weaker.

Income Taxes. The income tax benefits recorded for the third quarter and year-to-date periods of 1996 were $1.5 million and $6.8 million compared to income tax expense of $0.7 million and $2.7 million for the comparable periods of 1995. The benefits for the 1996 periods consisted of the expected realization of the benefit of the operating losses incurred during the periods at an effective tax rate of 36% less the current period income taxes on foreign subsidiaries and foreign withholding taxes. Income tax expense for the 1995 periods consisted primarily of income taxes on foreign subsidiaries and foreign withholding taxes.


Liquidity and Capital Resources

Cash flow used in operations increased significantly in comparison to the prior year period due to the loss from operations for the year-to-date period of 1996. The impact of the operating loss on cash flow from operations was partially offset by an increase of $5.3 million in deferred revenue. The $11.2 million increase in trade accounts receivable is due primarily to the payment terms of certain software and consulting contracts signed during the 1996 year-to-date period.

Due to the payment terms of certain software contracts, a portion of the related receivables are classified as non-current assets. As of June 30, 1996, the Company has evaluated the collectibility of the non-current receivable based upon the customers' prior payment history and determined that the receivables are collectible.

During the year-to-date period for 1996, the Company has recorded a deferred tax asset of approximately $6.8 million for the future realization of the operating loss incurred during the current period. Approximately $6.0 million of the deferred tax asset has been classified as noncurrent based upon the estimated realization period.

Cash used by investing activities increased 21% for the year-to-date period of 1996 compared to the same period of 1995. This increase is primarily a result of the capitalization of $800,000 in software development costs related to Seer/7000 during the third quarter of 1996. During the third quarter of 1996, the Company entered into an operating lease for certain computer equipment. Payments under the lease agreement will approximate $550,000 per year for each of the next three years. As of June 30, 1996, the Company did not have any other material commitments for capital expenditures.

The 77% increase in cash provided by financing activities for the year-to-date period of 1996 compared to the same period of 1995 resulted primarily from an increase in net borrowings under the Company's line of credit.

At June 30, 1996, the Company maintained a line of credit providing for borrowings of up to $25 million for working capital purposes based on the Company's accounts receivable. Borrowings under the line of credit bear interest at the London Interbank Offered Rate ("LIBOR") plus 3.0% with a maximum rate not to exceed the prime rate minus 1/4%. The line of credit requires the Company's compliance with various covenants, which among other things, require the Company to maintain various financial ratios and limits the amount of dividends and other payments by the Company. As of June 30, 1996, the Company was not in compliance with the financial ratio covenants. The Bank has waived the covenant violations. In July 1996, the Company and the Bank completed an amendment to the line of credit facility which, among other things, increases the available borrowings from $25 million to $32.5 million. Borrowings up to $12.5 million are guaranteed by the Company's principal stockholder, Welsh, Carson, Anderson, & Stowe VI, L.P. ("WCAS"), pursuant to an agreement with the Company, while borrowings in excess of $12.5 million are collateralized by the Company's accounts receivable and other assets of the Company. The Company issued 75,000 shares of its common stock to WCAS in connection with the guaranty agreement. As of June 30, 1996, the Company had outstanding borrowings of $17.7 million under this credit facility. The new line of credit expires on September 30, 1997.



In addition, the Company had a line of credit as of June 30, 1996 of up to $3 million available to enter into foreign exchange contracts. The aggregate notional amount of foreign exchange contracts outstanding under this facility cannot exceed $23.3 million. At June 30, 1996 the aggregate notional amount of foreign exchange contracts outstanding was $12.4 million.

During August 1996, the Company completed its agreement to sell 2,094,143 shares of its Series A Convertible Preferred Stock (the "Preferred Stock") to WCAS and certain WCAS affiliates, resulting in gross proceeds to the Company of $12.5 million. The proceeds from the sale of the Preferred Stock will be used for general corporate purposes. The sale of the Preferred Stock was made in a private transaction exempt from the registration requirements of the federal securities laws.

Each share of Preferred Stock may be converted at any time at the option of the holder into shares of common stock of the Company at a conversion rate of one common share for each share of Preferred Stock, subject to adjustment upon the occurrence of certain events. The Preferred Stock is not entitled to receive dividends in any fixed amount but will receive dividends on an as converted basis in the event that a dividend is paid on the Company's common stock. The Preferred Stock will rank senior in right of payment to the Company's common stock. In the event of any liquidation, dissolution or winding up of the Company, holders of Preferred Stock will be entitled to receive a liquidation preference of $5.969 per share before payment is made or assets are distributed to holders of the Company's common stock. In addition, the holders of Preferred Stock are entitled to vote together with the holders of common stock on all matters to be voted on by the stockholders of the Company.

The Company is subject to certain restrictions while shares of Preferred Stock remaining outstanding, including restrictions on the Company's ability to declare dividends, purchase or redeem any outstanding shares of its common stock, create or authorize the creation of additional classes of capital stock of the Company, increase the authorized amount of Preferred Stock, create or authorize the creation of any securities convertible into shares of Preferred Stock or any other class of capital stock of the Company.

The Company believes that existing cash on hand, the additional equity financing from WCAS, and additional borrowings under the line of credit will be sufficient to finance its operations and expected working capital and capital expenditure requirements for at least the next twelve months. Thereafter, the Company's liquidity will depend upon the results of future operations, as well as available sources of financing. There can be no assurance that the Company will be able to meet its loan covenants, achieve its operating plan or, if needed, obtain additional financing on acceptable terms, and the failure to do so may have an adverse impact on the Company's business and operations.














PART II.  Other Information


     Item 1.  Legal Proceedings

              None


     Item 2.  Changes in Securities

              None


      Item 3. Defaults Upon Senior Securities

              None


      Item 4. Submission of Matters to a Vote of Security Holders

              None


      Item 5. Other Information

              None















      Item 6. Exhibits and Reports on Form 8-K

              (a)  Exhibits

                    4.3  Specimen Preferred Stock Certificate.

                    4.4 Certificate of Designation of Series A Convertible Preferred Stock of the Company.

                   10.39 Credit Agreement and related Promissory Note between
                         Seer Technologies, Inc. and NationsBank, N.A. and related Guaranty between the Company and WCAS, all dated July 15, 1996.

                   10.40 Second Consolidated Amendment Agreement dated
                         July 19, 1996 between Seer Technologies, Inc. and NationsBank.

                   10.41 Preferred Stock Purchase Agreement dated August 8,
                         1996, among the Company, WCAS and certain WCAS affiliates named therein.

                   10.42 Stock Agreement dated August 8, 1996, between the
                         Company and WCAS.

                   11.3  Statement Regarding Computation of Earnings Per
                         Share.

                   27.1  Financial Data Schedule


              (b)  Reports on Form 8-K

                   None






                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              SEER TECHNOLOGIES, INC.


                              /s/ EUGENE F. BEDELL
Date: August 14, 1996         ..............................................
                              Eugene F. Bedell
                              President and Chief Executive Officer



                              /s/ MARK BARIC
Date: August 14, 1996         ..............................................
                              Mark Baric
                              Acting Chief Financial Officer
















