Form 10-K
period 1996-09-30
SEER TECHNOLOGIES INC /DE
filed 1996-12-30
CIK 945127

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

              [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended September 30, 1996.

            [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from ______ to ______

                       Commission File Number:  0-26194

                            SEER TECHNOLOGIES, INC.
            (Exact name of registrant as specified in its charter)

        Delaware                                                 13-3556562
(State of incorporation)                                      (I.R.S. Employer
                                                             Identification No.)

               8000 Regency Parkway, Cary, North Carolina  27511
         (Address of principal executive offices, including Zip Code)

                                (919) 380-5000
             (Registrant's telephone number, including area code)

                              -------------------

       Securities registered pursuant to Section 12(b) of the Act: NONE

         Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $.01 par value

                              -------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of the voting stock held by non-affiliates of the Registrant as of December 12, 1996 was approximately $21,316,926.00. There were 11,635,100 shares of Common Stock outstanding as of December 12, 1996.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the 1997 Annual Meeting of Shareholders are incorporated by reference in Part III hereof.

                      Exhibit Index appears on Page E-1.

                            SEER TECHNOLOGIES, INC.
                          Annual Report on Form 10-K
                 For the Fiscal Year Ended September 30, 1996

                               Table of Contents

Item                                                                                                  Page
Number                                                                                               Number
------                                                                                               ------
                                                 PART I

 1.  Business.........................................................................................   1

 2.  Properties.......................................................................................   9

 3.  Legal Proceedings................................................................................   9

 4.  Submission of Matters to a Vote of Security Holders..............................................   9

                                                 PART II

 5.  Market for Registrant's Common Equity and Related Stockholder Matters............................  10

 6.  Selected Financial Data..........................................................................  10

 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations............  12

 8.  Financial Statements and Supplementary Data......................................................  19

 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.............  19

                                                 PART III

10.  Directors and Executive Officers of the Registrant...............................................  19

11.  Executive Compensation...........................................................................  20

12.  Security Ownership of Certain Beneficial Owners and Management...................................  20

13.  Certain Relationships and Related Transactions...................................................  20

                                                 PART IV

14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.................................  20

SIGNATURES............................................................................................  26

INDEX TO FINANCIAL STATEMENTS......................................................................... F-1

INDEX TO EXHIBITS..................................................................................... E-1

                                    PART I
Item 1.  Business.
-----------------

GENERAL

     Seer Technologies, Inc. ("Seer" or the "Company"), a software leader and pioneer in a $2 billion market, which is expected to reach $7 billion by 2001, enables Fortune 1000 companies to efficiently run their businesses and maintain a competitive edge by providing a suite of enabling software technology and services. This suite contains application development software, middleware and, in 1997, componentware, currently under development in Seer's labs. Companies use this to build new applications and integrate existing large-scale, mission-critical, distributed applications that can be simultaneously deployed across entire enterprises to thousands of end users around the world.

     Seer has a blue chip customer base, including some of the largest companies in the world, such as Credit Suisse, Federated Department Stores, Den Danske Bank, Sikorsky Aircraft, and Wells Fargo Bank. These organizations face the need to develop highly reliable software systems processing as few as 10 transactions per day or in excess of 10 million transactions per day. The systems they develop need to be distributed to up to thousands of concurrent end users, who may be based on virtually any hardware platform, including the Internet and intranets, in multiple locations.

     In addition, Seer's alliances with leading information technology companies like International Business Machines Corporation ("IBM"), Microsoft Corp., Hewlett-Packard Company, Tandem Computer, Inc., and AT&T Corp., allow access to the most important and timely platform information.

     Seer's products have consistently achieved the highest accolades from its customers. That strength gives management a foundation on which to build a profitable and growing company. Under the direction of a new chief executive officer, Thomas A. Wilson, who joined the company in September 1996, the Company is implementing a plan to transition Seer from a technology-driven company to a market-driven company and to achieve improved results in 1997 and beyond. This transition is critical, because it will allow Seer to properly present and prove to the marketplace, for the first time, that it stands alone in the marketplace - because of its current suite of enabling technology, coupled with the future technology being developed and tested in Seer labs.

     The Company was incorporated in March 1990 as a joint endeavor between IBM and CS First Boston Securities Corporation ("FBS"). Although IBM now holds less than a one percent equity interest in the Company, it remains an important strategic partner. In June and September 1994, the investment firm of Welsh, Carson, Anderson and Stowe VI L.P. ("WCAS"), together with certain of its affiliates, acquired an approximately 83.9% equity interest in the Company. The Company completed its initial public offering of 3,093,397 shares of Common Stock in July 1995, and sold 2,094,143 shares of Series A Convertible Preferred Stock ("Preferred Stock") to WCAS and certain of its affiliates in August 1996. Each share of Preferred Stock may be converted at the holder's option into one share of Common Stock, subject to adjustment under certain circumstances. Holders of Preferred Stock are entitled to vote together with the holders of Common Stock on all matters to be voted on by the Company's stockholders. As of December 12, 1996, WCAS and its affiliates had the power to vote 66.4% of the outstanding voting stock of the Company.

Financial Information About Industry Segments

     The Company operates in only one business segment. See the Company's consolidated financial statements at Item 14.

PRODUCTS AND SERVICES

Seer*HPS

     Seer*HPS (High Productivity System) is a scalable, flexible application development environment, which allows organizations to design, build and deploy robust network-centric applications. Specifically, Seer*HPS gives development organizations the ability to:

 . Create distributed computing applications among diverse servers;

 . Seamlessly integrate mainframe systems with distributed applications;

 . Easily build and deploy applications across multiple operating systems, databases, protocols and communication paradigms;

 . Choose development approaches;

 . Develop reusable application components;

 . Employ team-based development; and

 . Quickly utilize add-on templates, models and integration packages.

     Business needs today dictate network-centric applications which can execute across multiple operating platforms including the Internet and intranet. In addition, these applications may need to routinely process high volumes of transactions per second and/or serve thousands or tens of thousands of concurrent end users. Seer*HPS is specifically architected to produce applications that meet these complex, mission-critical needs.

     Seer*HPS accomplishes this with several key features, including a sophisticated workgroup repository and integrated middleware which, in turn, provide for:

 . Automated application partitioning: Automatically partition multi-tier, distributed computing applications to take full advantage of the appropriate processing power, data, and presentation resources on the most suitable platform.

 . Mainframe connectivity: Easily integrate a mainframe into a distributed application to take full advantage of the existing application resources, high volume transaction throughput, and ability to support thousands of concurrent end users inherent in mainframe systems.

 . Fault tolerant options: Integrated middleware provides data-dependent and alternative transaction routing and server replication which allows an application to remain active seven days a week, twenty-four hours a day.

     In addition, complex network-centric systems often require a team approach to development. Seer*HPS addresses these critical needs by providing a multi-user development repository.

     Repositories can be scaled to support all levels of development, from the department (5-20 developers) to the enterprise (20-100+ developers). The Seer*HPS development repository is specifically designed to support concurrent, team-based development with specialized project management and application development coordination features.

Mainframe connectivity

     Preserving and extending mainframe assets is a major concern for many organizations - legacy data, applications, and investments simply cannot be discarded. In addition, mainframes offer significant computing and data storage capabilities.

     Seer*HPS is ideal for IT organizations needing a full life cycle, model-based development environment for the enterprise or a construction-oriented development product for the department. In both cases, Seer*HPS provides a robust development and deployment product suite for building large-scale, complex network-centric applications.

     To expand or extend the life of these assets, Seer*HPS provides a complete integration solution for mainframe-based applications. Options include:

 . Mainframe development: Seer*HPS offers a Windows NT and OS2 workstation-based development environment and a mainframe development option.

 . Mainframe application extension: Alternatively, existing mainframe CICS applications can be integrated into distributed computing applications running on Windows NT or UNIX servers and Windows clients via Seer*HPS's integrated middleware.

Technology Independence

     Seer*HPS incorporates sophisticated middleware and a complete development environment to provide developers an open, turn-key infrastructure for network-centric applications. Developers are shielded from the complexities associated with building applications for multiple operating platforms, databases, networking protocols, communication paradigms, and languages. Using Seer*HPS, IT organizations can easily build and deploy, and even re-deploy, applications for multiple platforms including the Internet and intranet from a single design.

Industry Standard Development Environment

     Seer*HPS provides developers with the comfort of using the industry standard Windows NT platform or IBM's OS/2 platform. The workgroup repository may reside on either Windows NT, HP-UX, Solaris, or AIX, and can connect to an enterprise repository on MVS-based devices.

     This allows IT organizations to "standardize" development on the platform of choice while leveraging corporate investments in existing systems and provides an open route to future network configurations.

Flexible Development Approach

     There is no "silver bullet" approach for developing complex network applications today. Most IT organizations use varying methods based on the type of application to be delivered.

     An enterprise will typically employ a rigorous method or model-driven approach, whereas a department needing to quickly deploy a smaller scale client/server application will use a construction or

Rapid Application Development (RAD) approach. Seer*HPS supports both the model-driven and construction approaches for building network-centric applications.

     When a model-driven approach is used, Seer*HPS developers can automatically generate network-centric applications based on their models. No manual transformations are required. Using a construction approach, developers actually prototype and test applications from the developer's workstation.

     Additionally, Seer offers a complete methodology product and consulting service for those IT organizations that do not have a formal development method.

Team Based Development

     The most robust application ever built is of little use if not delivered when needed. Seer*HPS can speed the development and deployment process through an integrated multi-user repository. Complex applications can be broken down into smaller components that can be developed by different members of a development team.

     Reuse of these components enables future applications to be built faster, with a higher assurance of quality, and with improved and consistent "look and feel" through standardization. The Seer*HPS repository can support development teams from five to 100+ developers. True scalability from the department to the enterprise is provided.

Proven in Production

     Seer has been bringing mission-critical computing power to application development for nearly a decade. Seer*HPS significantly expands upon the Company's proven record for delivering innovative network-centric development products.

     Seer*HPS is designed in a modular way to allow the development environment to grow and change as the needs of the users change. Add-on enhancements include modules, templates, and integration packages. Additional developer seats, repositories, and execution server platforms may be easily and simply integrated.

NetEssential

     Since 1990, Seer has provided client/server tools that have helped customers at leading companies build and deploy large-scale, complex distributed systems serving thousands of end users. NetEssential has been the middleware engine enabling the interoperability and management of these applications across multiple platforms.

     NetEssential middleware is the operational and management "glue" that application developers use to integrate new, enhanced, and legacy applications without regard to the application environment. NetEssential sits between the network or operating system layer and the application layer. It enables developers of new applications to focus on solving business needs rather than understanding the intricacies of each combination of operating system, protocol, Relational Database Management Systems (RDBMS), and communication paradigms.

     NetEssential allows incorporation of legacy systems into new distributed computing systems, thereby extending the life of (and investment in) existing applications, enables applications to be ported from one platform to another quickly and easily, provides increased managability of distributed applications across the enterprise, and gives IT management additional ways to build high availability into the applications. Most importantly, NetEssential is proven technology-already successfully in use around the world in some of the most demanding computing environments.

     NetEssential 3.0, a standalone version of Seer's middleware that management plans to launch in fiscal 1997, represents the latest advances in middleware technology. Applications built using this technology are already in production successfully worldwide at a variety of challenging computing sites. These applications include the back office functions of a multi-national banking operation, the trading desk applications at one of the world's foremost securities company, decision support systems at major retail and manufacturing companies, and customer billing applications at a large telecommunications operation.

SALES AND MARKETING

     Sales

     The Company's direct sales staff has substantial knowledge of the Company's products, as well as general experience in the software industry. Seer's field sales force is headed by three General Managers, each of whom is assigned a different geographic responsibility - one for the Americas, one for Europe, Middle East and Africa ("EMEA") and one for the Asia Pacific region. Their respective operations are divided into new sales and existing customer partnerships. The Company's sales strategy emphasizes (i) decentralized, geographically-based management, (ii) direct and indirect sales channels,
(iii) existing account management, (iv) compensation based on achievement of specific sales objectives and (v) the establishing of additional marketing partnerships. Revenue for each of the Americas, the EMEA and the Asia Pacific regions for fiscal 1996 were $42.3 million, $49.5 million and $5.1 million, respectively. As a percentage of the Company's total revenue, the Americas, EMEA and the Asia Pacific regions for fiscal 1996 accounted for 43.7%, 51.1% and 5.3%, respectively.

     The Company's products have historically been designed for use primarily in large-scale, complex computing environments. A customer's decision to use Seer*HPS involves a substantial financial commitment, including the license cost, consulting and deployment service costs and training expenses as well as a substantial commitment of personnel resources. Accordingly, a decision to purchase Seer products typically has been made by a customer's senior management. As a result, the sales cycle for Seer*HPS historically has been relatively lengthy, averaging nine to 12 months. The Company's sales process follows a "solution selling" methodology based on identifying and meeting the needs of a business.

     The Company's sales strategy will continue to involve a complete evaluation of the customer's business followed by the identification and sale of products that will meet the customer's immediate production requirements and provide it with flexibility to scale up or down in the future.

     Marketing

     Because the Seer solution operates across numerous hardware platforms, databases, application types and operating systems, a key component of the Company's marketing strategy is the establishment of strategic alliances with key vendors in the computer industry. Accordingly, the Company maintains strategic marketing alliances with systems vendors (including AT&T, Compaq, Hewlett-Packard, Intel and IBM), with database vendors (such as Informix, Oracle and Sybase) and with Microsoft, the leading vendor of desktop operating systems and productivity applications and a recent entrant into the client/server operating systems sub-market.

     These alliances provide for the joint marketing of the participants' products and enable the Company to:

     . Establish and maintain marketing relationships with strategic hardware and software vendors to ensure that joint opportunities deliver the most effective solutions to Seer and its customers; and

     . Obtain pre-release software, equipment loans and discounts for development, quality assurance, support, prototyping and other development activities that enable Seer to demonstrate and deliver more comprehensive solutions to its customers in a more timely fashion.

     The Company's most important strategic alliance, both historically and at present, is with IBM, one of the Company's original stockholders. Transactions resulting from the Company's relationship with IBM accounted for approximately 65%, 70% and 65% of the Company's revenues for fiscal 1996, fiscal 1995 and fiscal 1994 respectively, and an even greater portion of the Company's international revenues for each of those periods. Seer's relationship with IBM exists on both a formal (in terms of a series of contractual relationships) and an informal basis.

     For example, the Company has entered into a series of cross-industry marketing agreements with IBM pursuant to which IBM markets the Company's products on a non-exclusive basis in the United States, Canada, Puerto Rico and the Asia/Pacific region, excluding Japan. In Japan, IBM has a non-exclusive right to market and an exclusive right to distribute Seer products and services to the financial services industry until September 1997. In Europe, IBM acts as a non-exclusive marketer and distributor of the Company's products to IBM customers. Although IBM plays a significant role in introducing the Company to new customers in international markets, the Company's sales force is actively involved in virtually all sales of the Company's product and provides crucial support for the selling process.

     The Company's marketing team consists of a Senior Vice President, Worldwide Marketing, who oversees a Director of Marketing Programs and a Product Management Director. A series of product managers responsible for different products and applications reports to the Product Management Director and addresses functionality and delivery programs.

TARGET MARKETS

     In general, Seer's target market is the global Fortune 500 companies who need to construct large-scale, complex mission-critical client/server applications. This need is derived from a business situation and/or opportunity in which management has decided to build an application rather than purchase one. Typically, these decisions are driven by the need for companies to maintain or establish competitive differentiation within their respective marketplaces. Budgets for these projects typically fall in the millions of dollars.

     From a systems environment standpoint, these companies have the need to deploy applications across multiple operating systems, databases and computing platforms. The mainframe plays a key role in their enterprise computing environments both from a legacy and new systems development standpoint. The application will be required to scale from hundreds of users to potentially thousands of end users. The application profile includes:

     . Complex business logic;
     . Transaction-based processing;
     . Distribution across multiple computing platforms; and . High performance and throughput.

     Seer addresses this market with two integrated solutions and plans to add a third by the end of fiscal 1997. First, with its middleware product, NetEssential, Seer provides customers with a middleware infrastructure allowing distributed application components to be interoperated and managed in a heterogeneous systems environment without re-architecture of their existing or legacy applications.

     Then, with the Company's completely integrated application development toolset, Seer*HPS, companies can build new repository-based, model-driven distributed applications that can be integrated with their existing and legacy applications leveraging NetEssential Middleware to link and manage distributed applications.

     Finally, by the end of fiscal 1997, Seer plans to market its application assets to the finance industry. Seer's application asset library is currently made up of templates that support 20 major functional areas of global securities processing.

     In addition, Seer has recently acquired the exclusive right to market the Cambridge Model. The Cambridge Model enables banks and financial institutions to manage their information, products, risk and customer service on a local or worldwide basis. It allows the rapid development of applications employing reusable objects and supports the migration of legacy systems and the establishment of data warehouses while supporting business process re-engineering. Seer provides the model and necessary services as standalone or packaged with Seer*HPS.

     Together or offered separately, these three initiatives offer customers a comprehensive suite of products and seeks to address the lucrative distributed computing application market.

CUSTOMERS

     Industries that are significantly represented in the Company's customer base include banking, insurance, retail, manufacturing, data processing, public utilities and transportation. A partial list of the Company's worldwide customers using Seer*HPS is set forth below.

  Industry                             Customer Name
  --------                             -------------

Transportation                The Atchinson, Topeka and Santa Fe Railway Company

Manufacturing                 Sikorsky Aircraft Corporation

Retail Sales                  Federated Department Stores, Inc.

Finance/Banking               Banca Commerciale Italiana
                              Credit Suisse (Schweizerische Kreditanstalt)
                              Key Services Corporation
                              Wells Fargo Bank

Government Data Processing    Datacentralen A/S

     As indicated above, the Company's customers are leading companies in a broad range of industries that typically have a need for high-performance software applications. A significant number of the Company's customers deploy Seer*HPS to provide key strategic applications that enhance the competitiveness of their core business and allow them to bring new products to market more quickly. For example, key strategic applications for which Seer*HPS has been used by the following customers include:

Key Services        This large American bank used Seer*HPS software to develop
Corporation         an automated Total Customer Service system. The system,
                    which customer service representatives use 24 hours a day, seven days a week, handles up to 1,200 calls per hour and one million calls per month. Using Seer*HPS, Key Services is able to reduce response times and the time required for each call, increasing customer satisfaction while reducing costs.

Banca               This large Italian bank is using Seer*HPS for its Scala 6
Commerciale         project to overhaul the bank's information systems.  The
Italiana            focus of this project is to download the processing function from a central site to over 900 branches connected in real time, allowing branches to handle customer accounts and databases and improve customer service. One funds transfer application developed in Seer*HPS has been deployed to over 15,000 workstations.

Federated           This leading U.S. retailer selected Seer for its migration
Department          from a mainframe system containing 13 million megabytes of
Stores, Inc.        data to a multi-tiered, distributed processing environment.
                    The system this client is developing will give associates in 500 stores across the country immediate access to crucial business data, improving personal service and speeding product development.

Datacentralen A/S   A centralized Danish government computer service bureau
                    selected Seer software as a pivotal part of its move from its legacy mainframe environment to a three-tiered client/server architecture. Seer is helping Datacentralen develop advanced, platform-independent systems for the finance ministry and tax administration. A system currently in development for the central government wage system will manage wages for over 200,000 people monthly

     The Company seeks to form "customer partnerships" whereby it works with a customer to design a computer system that will meet the customer's production requirements and long-term strategic needs. Seer has also formed customer advisory boards that meet with customers approximately twice a year to obtain feedback regarding the Company's products and services. In addition, the Company holds annual customer conferences to present new information and address customer concerns. It also receives a great deal of feedback through its consulting services regarding the effectiveness of the Company's products in meeting customer needs.

RESEARCH AND PRODUCT DEVELOPMENT

     The Company believes that the timely development of new products and enhancements to existing products is essential to maintain its competitive position. Delays or difficulties associated with new products or product enhancements could have a material adverse effect on the Company's business, operating results and financial condition. The Company conducts research and development to enhance its existing products and to build new products, both complementary to the existing product line and in new functional areas.

COMPETITION

     The market for client/server application development tools and related consulting services is intensely competitive and characterized by rapid changes in technology and evolving industry standards. To maintain or improve its position in this market, the Company must continue to enhance its current products and develop new products in a timely fashion. The Company believes that competition in the large-scale client/server applications tools market is based primarily on functionality, scalability and resulting application performance. The Company believes that Seer*HPS competes favorably in each of these areas.

     The Company's competition is different in each of its market areas. In the mainframe-based systems market, the Company's products compete directly with products such as Texas Instruments' Composer, Anteres Alliance Group's Object Star, and Arthur Andersen & Co.'s Foundation. In the middleware market, the principal competitive products for NetEssential are Peer Logic's Pipes, Open Environment Corporation's Entera, Precise Software's PRECISE, and TIBCO's Rendezvous. Several of the Company's competitors have longer operating histories; greater financial, technical, sales, marketing and other resources; greater name recognition; more extensive marketing, distribution and sales networks; and a larger, more established customer base.

EMPLOYEES

     As of September 30, 1996, Seer had a total of 758 employees. Of these employees, 186 were engaged in software sales, marketing and technical support, 55 in administration, 161 in research and development and 356 in consulting and training. The Company's continued success is dependent on its ability to attract and retain qualified employees. To date the Company believes it has been successful in this endeavor. However, due to the intense competition for personnel in the software industry, there can be no assurance that the Company will be successful in the future. The Company's employees are not represented by a union or a collective bargaining agreement, and the Company considers its relations with its employees to be good.

Item 2.  Properties.

     The Company's principal executive offices are located in approximately 106,000 feet of leased space in Cary, North Carolina. As of September 30, 1996, the Company also leased 27 additional offices to provide consulting services to its clients and to facilitate the distribution of its products. In the United States, Seer's offices are located in New York, New York; Boston, Massachusetts; Washington, D.C.; Atlanta, Georgia; Chicago, Illinois; Dallas, Texas; and San Francisco, California. The Company also leases office space abroad in Canberra, Melbourne and Sydney, Australia; Sao Paulo, Brazil; Mexico City, Mexico; Toronto, Canada; Copenhagen, Denmark; Gent, Belgium; London, England (2 offices); Paris, France; Frankfurt, Germany; Rome, Italy; Milan, Italy; Madrid, Spain; Nieuwegein, The Netherlands; Singapore; Hong Kong; Capetown, South Africa and Stockholm, Sweden. The Company also maintains an office in Limerick, Ireland on a set fee arrangement.

Item 3.  Legal Proceedings.

     From time to time, the Company is a party to routine litigation incidental to its business. As of the date of this Report, the Company was not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on the Company.

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

                              PART II

Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters.

     The Common Stock of the Company is traded on the Nasdaq Stock Market under the symbol SEER. The Company has never declared or paid any cash dividends on its Common Stock. The Company anticipates that all of its earnings will be retained for the operation and expansion of the Company's business and does not anticipate paying any cash dividends in the foreseeable future. The Company's credit agreements contain certain restrictive covenants which, among other things, require the Company to maintain a minimum tangible net worth and restrict the Company's ability to pay dividends. The chart below sets forth the high and low stock prices for the quarters since the commencement of trading following the Company's initial public offering on June 30, 1995.


                              Fiscal Year 1995        Fiscal Year 1996
          Quarter             High       Low          High       Low
          -------             ----       ---          ----       ---
          1st                  N/A        N/A         $19.00     $10.75
          2nd                  N/A        N/A         $13.50     $4.875
          3rd                 $22.00     $20.25       $10.00     $4.75
          4th                 $22.00     $13.00       $ 8.00     $5.00

     The closing price of the Common Stock on September 30, 1996 was $6.00 per share. As of December 12, 1996, the Company had 298 registered shareholders of record.


Item 6.  Selected Financial Data.

     The following selected financial data is derived from the consolidated financial statements of the Company. The data should be read in conjunction with the consolidated financial statements, related notes, and other financial information included herein.

                 SELECTED CONSOLIDATED FINANCIAL DATA

                                                                             Nine        Fiscal
                                          Fiscal Year Ended              Months Ended  Year Ended
                                               Sept. 30,                   Sept. 30,     Dec. 31,
                                ---------------------------------------- ------------  ----------
                                  1996       1995       1994      1993       1992        1991
Statement of Operations Data:
(in thousands, except per share
amounts)

Total revenue                   $ 96,943    $117,180   $82,693    $48,901    $21,466    $20,039
Gross profit                      38,609      72,542    44,901     29,378     12,836     11,508
Income (loss) from operations    (45,112)      9,254     3,451      1,972     (1,717)      (278)
Net income (loss)                (31,582)      5,152     2,361        980     (2,501)       333
Pro forma net income per
   common share                    (2.76)       0.45      0.21       0.09
                                 =======    ========   =======    =======
Pro forma weighted average
   common shares outstanding      11,445      11,507    10,986     10,919
                                 =======    ========   =======    =======

Balance Sheet Data:

Working capital                  $ 3,963     $ 34,087  $ 4,777    $ 3,928    $ 5,232      6,677
Total assets                      78,804       76,444   37,363     25,049     15,318     14,705
Total Debt                        14,379            -    2,700          -          -          -
Senior redeemable
   preferred stock                     -            -   13,195          -          -          -
Series A preferred stock          12,302            -        -     20,875     17,844     16,000
Total stockholders' equity
   (capital deficiency)           30,053       48,438   (2,096)   (12,934)   (10,820)    (6,441)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

     The Company has three categories of revenue: software products, maintenance and services. Software products revenue is comprised primarily of fees from licensing the Company's proprietary software products and, to a much lesser extent, from product development contracts. Maintenance revenue is comprised of fees for maintaining, supporting and providing periodic upgrades of the Company's software products. Services revenue is composed primarily of fees for consulting and training services.

     Consistent with the American Institute of Certified Public Accountants Statement of Position 91-1, "Software Revenue Recognition," the Company allocates a portion of the software license fee to initial period maintenance when the maintenance period is greater than three months. The remainder is recognized as license fee revenue upon delivery of the software product to, and acceptance by, the customer. Revenue from the initial period and subsequently priced maintenance agreements is recognized ratably over the term of the agreement. Consulting and training services revenue is recognized as the services are performed.

     The Company's revenues vary from quarter to quarter, with the largest portion of revenue typically recognized in the last month of each fiscal quarter and the third and fourth quarters of each fiscal year. The Company believes that these patterns are partly attributable to the Company's sales commission policies, which compensate sales personnel for meeting or exceeding quarterly and annual quotas, and to the budgeting and purchasing cycles of customers. Furthermore, as the size of individual sales is large, a single account may have a significant impact on a quarter. In addition, the substantial commitment of executive time and financial resources historically required of a potential customer to make a decision to purchase the Company's products increases the risk of quarter-to-quarter fluctuations. The Company typically does not have a material backlog of unfilled software orders, and product revenue in any quarter is substantially dependent upon orders received in that quarter. In addition, the Company's services revenue may fluctuate from quarter to quarter due to the completion or commencement of significant assignments, the number of working days in a quarter and the utilization rate of services personnel. Because the Company's operating expenses are based on anticipated revenue levels and are relatively fixed over the short term, variation in the timing of recognition of specific anticipated revenue can cause significant variations in operating results from quarter to quarter. Fluctuations in operating results may result in volatility in the price of the Company's common stock.

     In fiscal year 1997, management intends to implement certain changes in the Company's business practices. The focus of these efforts is to better align products to customer needs and to establish long-term "partnerships" between the Company and its customers. These changes are expected to lessen the impact on revenues of individual sales to a customer and reduce the variations in operating results from quarter to quarter.

     This report contains forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause its actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The Company's performance, development and results of operations may be affected by the risks presented by: (i) continued market acceptance of the Company's technology; (ii) fluctuations in quarterly operating results and volatility of the price of the Company's common stock; (iii) competition; (iv) the Company's reliance on its relationship with IBM; (v) customer concentration; (vi) the potential failure to meet product delivery dates; (vii) matters relating to international operations; and (viii) intellectual property and proprietary rights. Other risks are also presented. The Company's Registration Statement on Form S-1 (Registration N. 33-92050) contains a full description of the risks presented by the Company's operations.

Results of Operations

     The following table sets forth, for the years indicated, the Company's results of operations expressed as a percentage of revenue.

                                                    For the Years Ended September 30,
                                                      1996        1995         1994
                                                    -------      ------       ------
Revenue:
    Software products                                 29.7%       47.3%        45.7%
    Maintenance                                       13.6%        9.5%         8.9%
    Services                                          56.7%       43.2%        45.4%
                                                    ------       -----        -----
      Total                                          100.0%      100.0%       100.0%

Cost of revenue:
    Software products                                  1.6%        0.5%         0.4%
    Maintenance products                               8.6%        6.4%         5.1%
    Services                                          50.0%       31.2%        40.2%
                                                    ------       -----        -----
      Total                                           60.2%       38.1%        45.7%

Gross profit                                          39.8%       61.9%        54.3%

Operating expenses:
    Sales and marketing                               45.4%       33.6%        28.0%
    Research and product development                  17.3%       12.4%        14.2%
    General and administrative                        20.5%        8.0%         7.9%
    Restructuring charges                              3.1%          -            -
                                                    ------       -----        -----
      Total                                           86.3%       54.0%        50.1%

Other income (expense), net                           (0.2)%      (0.4)%       (0.1)%
                                                    ------       -----        -----
Income (loss) before taxes                           (46.7)%       7.5%         4.1%

Income tax provision (benefit)                       (14.1)%       3.1%         1.3%
                                                    ------       -----        -----
Net income (loss)                                    (32.6)%       4.4%         2.8%
                                                    ======       =====        =====

The following table sets forth data for total revenue by geographic origin as a percentage of total revenue for the periods indicated:

                                               For the Years Ended September 30,
                                                1996         1995         1994
                                                ----         ----         ----
United States                                    31.3%        27.5%        37.0%
Mexico/Canada                                     6.0%         4.4%         2.4%
South America                                     6.4%         3.1%         3.3%
Europe                                           48.2%        57.4%        50.4%
Middle East/Africa                                2.8%         3.3%           -
Asia Pacific                                      5.3%         4.3%         6.9%
                                                -----        -----        -----
                                                100.0%       100.0%       100.0%
                                                =====        =====        =====

Year Ended September 30, 1996 Compared to the Year Ended September 30, 1995

     Revenue. The Company's total revenue decreased 17% for fiscal year 1996 as compared to the previous year. The decrease was primarily attributable to a decrease in software products revenue, which was partially offset by increases in maintenance revenue and services revenue. Total revenue remained relatively constant in the Asia Pacific region and increased 3% in North and South America. In the Europe, Middle East, and Africa region, total revenue declined by 30%.

     Software products. Software products revenue decreased 48% in fiscal year 1996 as compared to fiscal year 1995. While the Company was able to continue to build business with existing customers, the lack of direction and focus both internally and externally had a significant impact on the Company's ability to reach new customers, resulting in a decline in the sales of new software licenses. Software product sales to new customers as a percentage of total software products revenue declined from approximately 60% in fiscal year 1995 to 27% in fiscal year 1996.

     Maintenance. Maintenance revenue increased 18% in fiscal year 1996 as compared to fiscal year 1995. Because substantially all of the Company's existing customers have historically renewed their maintenance contracts, the increase for fiscal year 1996 is primarily a result of new customers added during fiscal year 1995 and the first three quarters of fiscal year 1996. As a result of declining software sales during fiscal year 1996, maintenance revenue is not expected to increase significantly from fiscal year 1996 to fiscal year 1997.

     Services. Services revenue for the fiscal year 1996 increased 9% as compared to the previous year. The increase in services revenue is due primarily to services related to license sales made in the third and fourth quarters of fiscal year 1995, as well as the expanded use of the Seer*HPS family of products by existing customers for more numerous and complex applications.

     Gross Profit. Total gross profit for fiscal year 1996 decreased 47% from the previous year. Total gross margin decreased to 40% for fiscal year 1996 as compared to 62% in fiscal year 1995. These decreases are due primarily to the decrease in software revenue as a percentage of total revenue in fiscal year 1996.

      Software gross margin decreased to 95% for fiscal year 1996 as compared to 99% for fiscal year 1995. The decline is a result of lower software revenue and higher software amortization during fiscal year 1996. The $1.0 million increase in amortization resulted from costs associated with Seer*HPS 5.3, which began to be amortized when it became generally available in the first quarter of fiscal year 1996, and Seer*HPS for Windows NT (previously named Seer/7000), which began to be amortized when it became generally available in the fourth quarter of fiscal year 1996.

     Maintenance gross margins increased to 37% for fiscal year 1996 as compared to 33% for fiscal year 1995. The improvement in maintenance gross margins for fiscal year 1996 was primarily due to an 18% increase in revenue from first year and renewal contracts, offset by an 11% increase in associated headcount and other expenses.

    Services margins for fiscal year 1996 decreased to 12% as compared to 28% for fiscal year 1995. The decline in services margin is primarily a result of a 34% increase in the costs associated with headcount, outside contractors and other consulting obligations while services revenue increased by only 9% for fiscal year 1996.

     Sales and Marketing Expense. Sales and marketing expense for fiscal year 1996 increased 12% as compared to the previous year. The increase is the result of the expansion of the Company's sales force worldwide prior to the restructuring discussed below, as well as an increase in certain commissions. Average sales and marketing headcount increased 10% during fiscal year 1996 as compared to fiscal year 1995. The 1996 amounts were also impacted by $.9 million of marketing expenses recorded in conjunction with the sale of software to a large customer in Europe and an increase of $.2 million in commissions paid to IBM for sales of the Company's software products in South America made by IBM.

     Research and Product Development Expense. Research and product development expense increased 16% for fiscal year 1996 compared to fiscal year 1995. The increase is primarily a result of personnel additions to develop and test new products. Costs associated with headcount and outside contractors which were expensed increased 13% for the fiscal year 1996 from the fiscal year 1995. Capitalization of costs related to the development of Seer*HPS for Windows NT (previously named Seer/7000), partially offset the impact of personnel additions on the year's research and development expense in comparison to the prior year. Costs capitalized for software development increased approximately $.7 million for fiscal year 1996.

     General and Administrative Expense. General and administrative expenses for fiscal year 1996 were most significantly impacted by certain nonrecurring adjustments. In the fourth quarter of fiscal year 1996, the Company recorded allowances of $10.1 million for certain accounts receivable whose collection is considered uncertain and for a specific product-related settlement. Excluding these nonrecurring charges, general and administrative expense increased only 4% from fiscal year 1995 as a result of increased headcount in the first half of the fiscal year 1996 prior to the restructuring discussed below.

     Restructuring Charges. During the third quarter of fiscal year 1996, the Company developed and implemented a reorganizational plan which included, among other things, a 9% staff reduction (75 employees) and the abandonment of certain leased facilities. The Company recorded a restructuring charge of $3.0 million, which consisted of approximately $1.4 million in personnel-related charges and approximately $1.6 million of costs associated with carrying vacated leased space until the lease expiration date. To date, the Company has paid approximately $1.4 million in cash related to the restructuring. The Company believes the accrued restructuring costs of $1.6 million at September 30, 1996 represents its remaining cash obligations.

     Management is developing a plan for an additional restructuring which will occur during the first quarter of fiscal year 1997.

     Provision for Income Taxes. The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Income taxes decreased from an expense of $3.7 million for fiscal year 1995 to a benefit of ($13.7) million for fiscal year 1996. The effective income tax rate decreased from 41.5% for fiscal year 1995 to 30% for fiscal year 1996. The decrease in the effective rate of 11.5% is primarily attributed to lower foreign withholding taxes related to foreign software license agreements and utilization of foreign tax credits.

     The Company has net deferred tax assets of $17.6 million as of September 30, 1996, of which $4.7 million consists of foreign tax credits, research and development tax credits, and alternative minimum tax credits. With respect to deferred tax assets related to net operating loss carryforwards, it is the opinion of management that is is more likely than not that the realization of these deferred tax assets will occur in the future based on current earnings forecasts, tax planning strategies, which include the potential sale of a line of business and/or product assets, and reversals of future book-tax timing differences.

     With respect to foreign tax credits, research and development tax credits and alternative minimum tax credits, management believes, based on several factors, that the available objective evidence creates sufficient uncertainty regarding the potential realization of these deferred tax assets due to the fact that the net operating loss must be utilized before these credits. As a result, valuation allowances have been recorded for foreign tax credits, research and development tax credits, and alternative minimum tax credits. The factors which create sufficient uncertainty include the unpredictability of the geographic source of future software licenses, certain tax rules related to foreign source income and foreign tax credits, and the historical level of annual foreign withholding taxes. Management believes that, based on the available evidence, it is more likely than not that the Company will not realize the deferred tax assets related to foreign tax credits, research and development tax credits, and the alternative minimum tax credits. The Company will continue to assess the potential realization of these deferred tax assets based on actual and projected operating results.

Year Ended September 30, 1995 Compared to the Year Ended September 30, 1994

     Revenue. The Company's total revenues increased 42% to $117.2 million for fiscal year 1995 from $82.7 million for the previous year.

     Software products. Software products revenue for fiscal year 1995 increased by 47% to $55.4 million as compared to $37.8 million in the previous year. The increase occurred in the Europe, Middle East and Africa region where software product revenue increased by 113% during fiscal year 1995 as a result primarily of three purchases of the Company's Seer*HPS product which exceeded $5 million each. The total software products revenue associated with these purchases was $21.4 million. During fiscal year 1995 the Company expanded its selling and marketing efforts in those regions and has gained continued market acceptance of its products which allowed the Company to record sales to eighteen new customers totaling $11.7 million in the North and South America region and six new customers totaling $2.3 million in the Asia/Pacific region.

     Maintenance. Maintenance revenue for fiscal year 1995 increased by 52% to $11.1 million as compared to $7.3 million in the previous year. Because substantially all of the Company's existing customers have historically renewed their maintenance contracts, the increase is a result primarily of the Company recording a full year of revenue for new customers added during fiscal year 1994. For fiscal year 1995, $10.3 million of maintenance revenue was generated from customers that purchased software products prior to September 30, 1994.

     Services. Services revenue for fiscal year 1995 increased 35% to $50.6 million as compared to $37.6 million in the previous year. The increase is primarily due to expanded use of the Seer*HPS product by existing customers for more numerous and complex applications. Approximately 85.4% of the Company's services revenue, or $43.2 million, was generated from customers that purchased software prior to September 30, 1994.

     Gross Profit. Total gross profit for fiscal year 1995 increased 62% to $72.5 million as compared to $44.9 million for the previous year. Total gross margin increased to 61.9% for fiscal year 1995 as compared to 54.3% in the previous year primarily as a result of improving margins in the services area. Software gross margin decreased to 99.0% for fiscal year 1995 as compared to 99.2% for the previous year as a result of higher amortization of capitalized software, which is the largest component of the cost of software, in fiscal year 1995. Maintenance gross margins decreased to 32.9% for fiscal year 1995 as compared to 42.3% in the previous year as a result primarily of pricing discounts provided to several customers on long term maintenance commitments. Additionally, the customer support staff was increased during the year to accommodate the Company's growth. Average headcount in the customer support department increased to 34 for fiscal year 1995 compared to 22 in the previous year. Services gross margin increased to 27.7% for fiscal year 1995 compared to 11.4% for the previous year as a result of better utilization of the existing consulting staff during fiscal year 1995. Average services headcount increased by 13% to 313 during fiscal year 1995 compared to 278 in the previous year.

     Sales and Marketing Expense. Sales and marketing expenses for fiscal year 1995 increased 70% to $39.4 million as compared to $23.1 million for the previous year. Additionally, sales and marketing expense as a percent of revenue increased to 33.6% for fiscal year 1995 compared to 28.0% in the previous year. These increases are a result of the increased expansion of the Company's worldwide sales force, increased promotional spending and the establishment of a business development staff during fiscal year 1995 to develop strategic relationships and alternate distributions channels for the Company's product.

     Research and Product Development Expense. Research and product development expenses for fiscal year 1995 increased 23% to $14.5 million compared to $11.8 million in the previous year. Research and product development costs relate primarily to development efforts related to Seer*HPS version 5.3 and continuing development of new products. Research and development expenses as a percent of revenue decreased to 12.4% for fiscal year 1995 compared to 14.2% in the previous year.

     General and Administrative Expense. General and administrative expenses for fiscal year 1995 increased 43% to $9.4 million compared to $6.6 million in the previous year as a result primarily of personnel additions necessary to manage and support the Company's growth. General and administrative expenses as a percent of revenue increased to 8.0% for fiscal year 1995 compared to 7.9% in the previous year.

     Provision for Income Taxes. Income tax expense fiscal year 1995 increased to $3.7 million from $1.0 million for fiscal year 1994. The effective income tax rate increased to 41.5% for fiscal year 1995 from 30.5% for fiscal year 1994. The increase in the effective rate of 11% is a result of increased profitability of the Company and changes in the valuation allowance for certain deferred tax assets. Also, the effective rate for fiscal year 1994 included a benefit from a previous net operating loss carryforward which was not applicable in computing the effective rate for fiscal year 1995.


Liquidity and Capital Resources

     During fiscal year 1996, the Company's operating and capital requirements were financed primarily through cash received from its initial public offering during fiscal year 1995, borrowings under its credit facilities, and cash received from the issuance of convertible preferred stock.

     Cash used in operations increased to $36.2 million for fiscal year 1996 compared to $12.2 million and $.6 million for fiscal years 1995 and 1994, respectively. The increased use of cash in operations in fiscal year 1996 is a result of increases in operating expenses to support headcount growth in the first half of fiscal year 1996, as well as declining software product sales. See "Results of Operations" above. Cash flow from operations has also been unfavorably impacted by an increase in the time of collection for the Company's accounts receivable during fiscal year 1996, due partially to extended payment terms granted to certain software customers.

     Cash used in investing activities decreased to $4.4 million for fiscal year 1996 compared to $5.2 million for fiscal year 1995 and $4.3 million for fiscal year 1994. The 1996 decrease was primarily the result of a $1.5 million decrease in capital expenditures during fiscal year 1996 as compared to fiscal year 1995, while the 1995 increase was a result of an increase in capital expenditures during that year. Capital expenditures in fiscal year 1995 were primarily for purchases of computer equipment for software development and support associated with the Company's new product development. As of September 30, 1996, the Company did not have any material commitments for capital expenditures.

     Cash provided by financing activities during fiscal year 1996 of $27.3 million resulted primarily from the Company's sale of Series A Convertible Preferred Stock (the "Preferred Stock") in August 1996, which provided $12.3 million, net of associated costs. Net borrowings under the Company's lines of credit also increased to $14.4 million for fiscal year 1996. Cash provided by financing activities during fiscal year 1995 of $29.8 million resulted primarily from the Company's initial public offering of Common Stock, which provided $49.4 million, net of associated costs. Proceeds of the offering were used to redeem the Senior Redeemable Preferred Stock and accrued dividends of $15.6 million and $15.1 million in borrowings under the Company's credit agreements. Cash provided by financing activities during fiscal year 1994 resulted from net borrowings under the Company's line of credit.

     At September 30, 1996, the Company maintained two credit facilities (the "Revolving Facility" and the "Guaranteed Facility") which provide for combined borrowings of up to $32.5 million for working capital purposes based on the Company's eligible accounts receivable, as defined in the loan agreements. The Revolving Facility allows for borrowings of up to $20 million, bears interest at the London Interbank Offered Rate ("LIBOR") plus 3.0%, and is collateralized by the Company's accounts receivable and other assets. The Guaranteed Facility allows for borrowings of up to $12.5 million and bears interest at LIBOR plus 1.25% or the higher of .5% plus the prime rate or the rate quoted by the Federal Reserve, depending on the type of advance, as defined in the loan agreement. The Guaranteed Facility is guaranteed by the Company's principal stockholder, Welsh, Carson, Anderson, & Stowe VI, L.P. ("WCAS"), pursuant to an agreement with the Company. Borrowings are made under the facilities based upon a ratio, defined in the loan agreements, which varies with the Company's tangible net worth. The facilities require the Company's compliance with various covenants, which among other things, require the Company to maintain a minimum tangible net worth and limit the amount of dividends and other payments by the Company. As of September 30, 1996, the Company had outstanding borrowings of $10.6 million under the Revolving Facility and $3.8 million under the Guaranteed Facility. The interest rates for the Revolving Facility and the Guaranteed Facility were 8.5% and 8.25%, respectively, at September 30, 1996. The facilities expire on September 30, 1997. The Company intends to renegotiate and extend the credit facilities; however, there can be no assurance that the credit facilities can be extended on acceptable terms.

     Beginning in fiscal year 1995, the Company entered into foreign exchange forward contracts to hedge the exposures that arise from foreign exchange rate movements between dates that foreign currency denominated receivables are recorded and the date they are paid. The Company does not engage in foreign currency speculation. The Company has a line of credit of $3.5 million available from the lender to enter foreign exchange contracts with the lender. The aggregate notional amount of foreign exchange contracts outstanding from the lender cannot exceed $23.3 million. At September 30, 1996 the aggregate notional amount of foreign exchange contracts outstanding from the lender was $22.7 million.

    During August 1996, the Company sold 2,094,143 shares of Preferred Stock to WCAS and certain WCAS affiliates, resulting in gross proceeds to the Company of $12.5 million. The net proceeds from the sale of the Preferred Stock, which totaled $12.3 million, were used for general corporate purposes. The sale of the Preferred Stock was made in a private transaction exempt from the registration requirements of the federal securities laws.

     Each share of Preferred Stock may be converted at any time at the option of the holder into shares of Common Stock at a conversion rate of one common share for each share of Preferred Stock, subject to adjustment upon the occurrence of certain events. The Preferred Stock is not entitled to receive dividends in any fixed amount but will receive dividends on an as converted basis in the event that a dividend is paid on the Common Stock. The Preferred Stock will rank senior in right of payment to the Common Stock. In the event of any liquidation, dissolution or winding up of the Company, holders of Preferred Stock will be entitled to receive a liquidation preference of $5.969 per share before payment is made or assets are distributed to holders of the Common Stock. In addition, the holders of Preferred Stock are entitled to vote together with the holders of Common Stock on all matters to be voted on by the stockholders of the Company.

     The Company is subject to certain restrictions while shares of Preferred Stock remain outstanding, including restrictions on the Company's ability to declare dividends, purchase or redeem any outstanding shares of Common Stock, create or authorize the creation of additional classes of capital stock of the Company, increase the authorized amount of Preferred Stock, or create or authorize the creation of any securities convertible into shares of Preferred Stock or any other class of capital stock of the Company.

     The Company believes that existing cash on hand and additional borrowings under its lines of credit will be sufficient to finance its operations and expected working capital and capital expenditure requirements for at least the next twelve months. Thereafter, the Company's liquidity will depend upon the results of future operations, as well as available sources of financing. There can be no assurance that the Company will be able to meet its loan covenants, achieve its operating plan or, if needed, obtain additional financing on acceptable terms, and the failure to do so may have an adverse impact on the Company's business and operations.

Recent Accounting Pronouncements

     In March, 1995, the FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS No. 121"), which is generally effective for fiscal years beginning after December 15, 1995. SFAS No. 121 is not anticipated to have a material effect on the financial position or results of operations of the Company.

     In October, 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), which is generally effective for fiscal years beginning after December 15, 1995. SFAS No. 123 is not anticipated to have a material effect on the financial position or results of operations of the Company.

Item 8.  Financial Statements and Supplementary Data.

     The information required by this item appears beginning on page F-1 of this report. (See Items 14(a)(1) and (2).

Item 9.  Changes in and Disagreements on Accounting and Financial Disclosure.

     None.

                             PART III

Item 10.  Directors and Executive Officers of the Registrant.

     The information required by this item is incorporated by reference to information included under the captions "Election of Directors," "Executive Officers" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders.

Item 11.  Executive Compensation.

     The information required by this item is incorporated by reference to information included under the captions "Election of Directors - Director Compensation" and "- Compensation Committee Interlocks and Insider Participation," "Executive Compensation," "Compensation Committee Report on Executive Compensation" and "Stock Performance Graph" in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     The information required by this item is incorporated by reference to information included under the caption "Beneficial Ownership of Common Stock" in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders.

Item 13.  Certain Relationships and Related Transactions.

     The information required by this item is incorporated by reference to information included under the caption "Election of Directors - Compensation Committee Interlocks and Insider Participation" in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders.


                              PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a)  The following documents are filed as part of this Report:

          1.   Financial Statements

               The following financial statements of the Company and the related report of independent accountants thereon are set forth immediately following the Index of Financial Statements which appears on page F-1 of this report:

               Report of Independent Accountants

               Consolidated Balance Sheets at September 30, 1996 and 1995

               Consolidated Statements of Operations for each of the three years in the period ended September 30, 1996

               Consolidated Statements of Changes in Stockholders' Equity (Capital Deficiency) for each of the three years in the period ended September 30, 1996

               Consolidated Statements of Cash Flows for each of the three years in the period ended September 30, 1996

               Notes to Consolidated Financial Statements

          2.   Financial Statement Schedules:

               All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

          3.   (a)  Exhibits:

                    The following exhibits are filed as part of this Report. Parenthetical references indicate incorporation by reference to documents previously filed by the Company with the Securities and Exchange Commission (Commission File No. 0 - 26194).

                    Exhibit
                    Number    Description
                    -------   -----------
                    3.1       Certificate of Incorporation (Exhibit 3.1 to the
                              Company's Registration Statement on Form S-1,
                              No. 33-92050), as amended to include the Certificate of Designation of Series A Convert-ible Preferred Stock of the Company (Exhibit 4.4 to the Quarterly Report on Form 10-Q for the period ended June 30, 1996)

                    3.2 Amended and Restated By-Laws of the Company (Exhibit 3.2 to the Company's Registration Statement on Form S-1, No. 33-92050)


                    4.1 Specimen Common Stock certificate (Exhibit 4.1 to the Company's Registration Statement on Form S-1, No. 33-92050)


                    4.2 See Exhibits 3.1 and 3.2 for the provisions of the Company's Certificate of Incorporation and Bylaws governing the rights of holders of securities of the Company


                    4.3       Specimen Preferred Stock certificate (Exhibit
                              4.3 to the Quarterly Report on Form 10-Q for the period ended June 30, 1996)


                    10.1 Software Agreement, dated March 7, 1990, among the Company, FBC, FBS and FBTI, with amendment thereto (Exhibit 10.1 to the Company's Registra-tion Statement on Form S-1, No. 33-92050)


                    10.2 Services Agreement, dated March 8, 1990, among the Company, FBPC and FBC (Exhibit 10.2 to the Company's Registration Statement on Form S-1, No. 33-92050)

                    10.3 License Agreement, dated March 7, 1990, between the Company and IBM (Exhibit 10.3 to the Company's Registration Statement on Form S-1, No. 33-92050)


                    10.4 Software Escrow Agreement, dated March 7, 1990, among the Company, IBM and Data Securities International, Inc. as Escrow Agent (Exhibit 10.4 to the Company's Registration Statement on Form S-1, No. 33-92050)


                    10.5 Bill of Sale and Assumption Agreement, dated March 8, 1990, among the Company, FBC, FBTI, FBS and FBPC (Exhibit 10.5 to the Company's Registration Statement on Form S-1, No. 33-92050)

                    10.6 Form of Employee's Non-Competition, Confidentiality and Invention Assignment Agreement (Exhibit 10.6 to the Company's Registration Statement on Form S-1, No. 33-92050)


                    10.7 Form of Consultant's Non-Competition, Confidentiality and Invention Assignment (Exhibit 10.7 to the Company's Registration Statement on Form S-1, No. 33-92050)


                    10.9 International Software Marketing Agreement, dated June 7, 1993, between the Company and IBM (Exhibit 10.9 to the Company's Registration Statement on Form S-1, No. 33-92050)


                    10.10 Product Remarketing Supplement to International Software Marketing Agreement, dated June 10, 1993, between the Company and IBM (Asia and Pacific Rim) (Exhibit 10.10 to the Company's Registration Statement on Form S-1, No. 33-92050)


                    10.11 Master Distribution Agreement, dated February 27, 1992, between the Company and IBM Japan Ltd., with amendments thereto (Exhibit 10.11 to the Company's Registration Statement on Form S-1, No. 33-92050)


                    10.12 Seer Product License Agreement, dated February 27, 1992, between the Company and IBM Japan Ltd. (Exhibit 10.12 to the Company's Registration Statement on Form S-1, No. 33-92050)


                    10.13 Master Distribution and License Agreement, dated April 6, 1992, between the Company and IBM Ireland Information Services Ltd. ("IISL") (Exhibit 10.13 to the Company's Registration Statement on Form S-1, No. 33-92050)


                    10.14 Cooperative Solution Supplier Program , dated April 2, 1992, between the Company and IBM Canada Ltd., with amendment thereto. (Exhibit
                               10.14 to the Company's Registration Statement on Form S-1, No. 33-92050)


                    10.15 Master Distribution and License Agreement, dated December 30, 1993, between the Company and IBM Australia Limited (Exhibit 10.15 to the Company's Registration Statement on Form S-1, No. 33-92050)


                    10.16 Project Viking Funding Agreements, dated September 4, 1992, between the Company and IBM (Exhibit 10.16 to the Company's Registration Statement on Form S-1, No. 33-92050)


                   10.17 License Agreement, dated March 21, 1995, between the Company and Seer Technologies
                               Benelux B.V. (Exhibit 10.17 to the Company's
                               Registration Statement on Form S-1, No. 33-92050)

                    10.18 License Agreement, dated March 20, 1995, between the Company and Seer Technologies Ireland
                              Limited (Exhibit 10.18 to the Company's
                              Registration Statement on Form S-1, No. 33-92050)

                    10.19 $25,000,000 Credit Facility, dated February 24, 1994, between the Company and NationsBank, N.A. (Carolinas) (Exhibit 10.19 to the Company's Registration Statement on Form S-1, No. 33-92050)

                    10.20 Lease Agreement, dated July 30, 1991, between the Company and Regency Park Corporation (Cary, NC), with Addenda thereto (Exhibit 10.21 to the Company's Registration Statement on Form S-1,
                              No. 33-92050)

                    10.22 Lease Agreement, dated December 25, 1992, between the Company and Capital & Counties (London, England ) (Exhibit 10.22 to the Company's Registration Statement on Form S-1, No. 33-92050)

                    10.23     Preferred Stock Purchase Agreement, dated
                              March 7, 1990, among the Company, International Business Machines Corporation ("IBM") , First Boston Securities Corporation ("FBS"), The First Boston Corporation ("FBC") , First Boston Princeton Corp. ("FBPC "), and First Boston Technologies, Inc. ("FBTI" ), with amendment thereto (Exhibit 10.25 to the Company's Registration Statement on Form S-1, No. 33-92050)

                    10.24 Stockholders Agreement, dated March 7, 1990, among the Company, FBS and IBM, with amendment thereto (Exhibit 10.24 to the Company's Registration Statement on Form S-1, No. 33-92050)

                    10.25     Significant Stockholders Agreement, dated
                              March 8, 1990, among the Company, FBS, IBM and Eugene F. Bedell (Exhibit 10.25 to the Company's Registration Statement on Form S-1, No. 33-92050)

                    10.26* Restricted Stock Purchase Plan of the Company (Exhibit 10.26 to the Company's Registration Statement on Form S-1, No. 33-92050)

                    10.27* Form of Restricted Stock Purchase Agreement (Exhibit 10.27 to the Company's Registration Statement on Form S-1, No. 33-92050)

                    10.28* Stock Restriction Agreement, dated March 8, 1990, among the Company, FBS, IBM and the management stockholders named therein, with amendment thereto (Exhibit 10.28 to the Company's Registration Statement on Form S-1, No. 33-92050)

                    10.29* Form of Stock Option and Restricted Stock Purchase Plan of the Company (Exhibit 2.9 to the Company's Registration Statement on Form S-1, No. 33-92050)

                    10.30* Form of Stock Option Plan for Non-Employee Directors of the Company (Exhibit 10.30 to the Company's Registration Statement on Form S-1, No. 33-92050)


                    10.31* Form of Incentive Stock Option Agreement (Exhibit 10.31 to the Company's Registration Statement on Form S-1, No. 33-92050)


                    10.32 Stock Purchase Agreement dated June 15, 1994 among the Company, Welsh, Carson, Anderson & Stowe VI, L.P., WCA Management Corporation,
                               WCAS Information Partners, L.P., CS First Boston Securities Corporation, and International Business Machines Corporation (Exhibit 10.32 to the Company's Registration Statement on Form S-1, No. 33-92050)


                    10.33 Securities Purchase and Exchange Agreement, dated September 30, 1994, among the Company, WCAS Capital Partners II, L.P., WCA Management Corporation, WCAS Information Partners, L.P., CS First Boston Securities Corporation, and International Business Machines Corporation (Exhibit 10.33 to the Company's Registration Statement on Form S-1, No. 33-92050)


                    10.34 Software License Agreement between the Company and Banca Commerciale Italiana (Exhibit 10.34 to the Company's Registration Statement on Form S-1, No. 33-92050)


                    10.35      Form of Indemnification Agreement (Exhibit
                               10.35 to the Company's Registration Statement on Form S-1, No. 33-92050).


                    10.36* First Amendment to Stock Option and Restricted Stock Purchase Plan (Exhibit 10.1 to the Company's Report on Form 10-Q for the Quarterly Period Ended June 30, 1995, No. 0-26194)

                    10.37 Lease for additional space at the Company's Cary, N.C. headquarters (Exhibit 10.37 to the Company's Registration Statement on Form S-1, No. 33-92050)


                    10.38 Sublease of space at the Company's Cary, N.C. headquarters (Exhibit 10.38 to the Company's Registration Statement on Form S-1, No. 33-92050)

                    10.39 Credit Agreement and related Promissory Note between Seer Technologies, Inc. and Nations-Bank, N.A. and related Guaranty between the Company and WCAS, all dated July 15, 1996 (Exhibit 10.39 to the Quarterly Report on Form 10-Q for the period ended June 30, 1996)


                    10.40 Second Consolidated Amendment Agreement dated July 19, 1996 between Seer Technologies, Inc.
                               and Nations Bank (Exhibit 10.40 to the Quarterly Report on Form 10-Q for the period ended June 30,
                               1996)

                    10.41 Preferred Stock Purchase Agreement dated August 8, 1996, among the Company, WCAS and certain WCAS affiliates named therein (Exhibit 10.41 to the Quarterly Report on Form 10-Q for the period ended June 30, 1996).

                    10.42 Stock Agreement dated August 8, 1996, between the Company and WCAS (Exhibit 10.42 to the Quarterly Report on Form 10-Q for the period ended June 30,
                               1996).

                    10.43* Employment Agreement, dated August 8, 1996, between the Company and Thomas A. Wilson.

                    10.44 Third Consolidated Agreement dated August 20, 1996 between Seer Technologies, Inc. and Nations Bank


                    10.45*     Employment Agreement, dated September 23,
                               1996, between the Company and Steven Dmiszewicki


                    11.1       Statement regarding Computation of Earnings
                               Per Share


                    21.1       Subsidiaries


                    23.1       Consent of Coopers & Lybrand L.L.P.


                    27.1       Financial Data Schedule


______________
* Management contract or compensatory plan or agreement.

          (b)  Reports on Form 8-K

     The Company filed no Reports on Form 8-K during the period covered by this Report.

                            SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   SEER TECHNOLOGIES, INC.


                                   By:  /s/ Thomas A. Wilson
                                      ---------------------------------------
                                        Thomas A. Wilson
                                        President and Chief Executive Officer


                                   Date:  December 30, 1996


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:  December 30, 1996           /s/ Robert A. Minicucci
       ----------------------      ------------------------------------------
                                   Robert A. Minicucci
                                   Chairman of the Board


Date:  December 30, 1996           /s/ Thomas A. Wilson
       ----------------------      ------------------------------------------
                                   Thomas A. Wilson
                                   President and Chief Executive Officer
                                   Director


Date:  December 30, 1996           /s/ Steven Dmiszewicki
       ----------------------      ------------------------------------------
                                   Steven Dmiszewicki
                                   Senior Vice President and Chief Financial
                                   Officer


Date:  December 30, 1996           /s/ Bruce K. Anderson
       ----------------------      ------------------------------------------
                                   Bruce K. Anderson
                                   Director


Date:  December 30, 1996           /s/ Frank T. Cary
       ----------------------      ------------------------------------------
                                   Frank T. Cary
                                   Director


Date:  December 30, 1996           /s/ Anthony J. deNicola
       ----------------------      ------------------------------------------
                                   Anthony J. deNicola
                                   Director


Date:  December 30, 1996           /s/ George L. McTavish
       ----------------------      ------------------------------------------
                                   George L. McTavish
                                   Director

                            SEER TECHNOLOGIES, INC.

                         INDEX TO FINANCIAL STATEMENTS

                              September 30, 1996
                                                                  Page No.

Report of Independent Accountants ..............................    F-2

Financial Statements

Consolidated Balance Sheets.....................................    F-3
Consolidated Statements of Operations...........................    F-4
Consolidated Statements of Changes in Stockholders' Equity
  (Capital Deficiency) .........................................    F-5
Consolidated Statements of Cash Flows...........................    F-6
Notes to Consolidated Financial Statements......................    F-7

                 REPORT OF INDEPENDENT ACCOUNTANTS

                         _________________

To the Stockholders of Seer
 Technologies, Inc.

     We have audited the accompanying consolidated balance sheets of Seer Technologies, Inc. as of September 30, 1996 and 1995, and the related consolidated statements of operations, changes in stockholders' equity (capital deficiency), and cash flows for each of the three years in the period ended September 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Seer Technologies, Inc. as of September 30, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 1996 in conformity with generally accepted accounting principles.

                                   /s/ COOPERS & LYBRAND L.L.P.

Washington, D.C.
November 7, 1996

                            SEER TECHNOLOGIES, INC.

                          CONSOLIDATED BALANCE SHEETS
              (in thousands, except share and per share amounts)

                                                   September 30,  September 30,
                                                       1996           1995
                                                   -------------  -------------
ASSETS
  Cash and cash equivalents                           $   377        $13,650
  Trade accounts receivable, less allowance
    for doubtful accounts                              42,938         42,949
  Prepaid expenses and other current assets             4,116          4,071
  Deferred income taxes                                 4,621            964
                                                      -------        -------
      Total current assets                             52,052         61,634

  Trade accounts receivable, net                        3,803          5,004
  Property and equipment, net                           6,459          6,828
  Capitalized software costs, net                       3,057          2,425
  Deferred income taxes, net of valuation allowance    12,971             51
  Other assets                                            462            502
                                                      -------        -------
      TOTAL ASSETS                                    $78,804        $76,444
                                                      =======        =======

LIABILITIES AND STOCKHOLDERS' EQUITY
  Notes payable, due on demand                        $14,379        $     -
  Accounts payable                                      3,487          2,976
  Accrued expenses:
    Compensation                                        3,920          5,553
    Commissions                                         4,401          5,312
    Other                                               8,463          4,179
  Deferred revenue                                     10,853          7,134
  Income taxes payable                                  2,586          2,393
                                                      -------        -------
      Total current liabilities                        48,089         27,547

  Deferred revenue                                        662            459

  Commitments and contingencies (Notes 17 and 18)

  Stockholders' equity:
    Series A convertible preferred stock, $0.01
      par value, 2,094,143 and 0 shares authorized,
      issued and outstanding at September 30, 1996
      and 1995, respectively; $5.969 per share
      liquidation preference (aggregate liquidation
      value of $12,500,000)                                21              -
    Common stock, $0.01 par value, 20,000,000 shares
      authorized in 1996 and 1995, respectively;
      11,612,107 and 11,351,948 shares issued and
      outstanding at September 30, 1996 and 1995,
      respectively                                        116            114
    Additional paid-in capital - preferred stock       12,281              -
    Additional paid-in capital - common stock          57,544         56,541
    Cumulative translation adjustments                   (505)          (395)
    Accumulated deficit                               (39,404)        (7,822)
                                                      -------        -------
      Total stockholders' equity                       30,053         48,438
                                                      -------        -------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $78,804        $76,444
                                                      =======        =======

              The accompanying notes are an integral part of the
                      consolidated financial statements.

                            SEER TECHNOLOGIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except per share amounts)

                                                                                                For the Years Ended
                                                                                                   September 30,
                                                                                      1996              1995             1994
                                                                                    --------          --------         --------
Revenue:
    Software products                                                                $28,795          $ 55,419          $37,815
    Maintenance                                                                       13,182            11,142            7,312
    Services                                                                          54,966            50,619           37,566
                                                                                    --------          --------          -------
        Total operating revenue                                                       96,943           117,180           82,693

Cost of revenue:
    Software products                                                                  1,562               568              295
    Maintenance                                                                        8,303             7,471            4,220
    Services                                                                          48,469            36,599           33,277
                                                                                    --------          --------          -------
        Total cost of revenue                                                         58,334            44,638           37,792

Gross profit                                                                          38,609            72,542           44,901

Operating expenses:
    Sales and marketing                                                               44,054            39,405           23,127
    Research and product development                                                  16,789            14,523           11,765
    General and administrative                                                        19,878             9,360            6,558
    Restructuring charges                                                              3,000                 -               -
                                                                                    --------          --------          -------
        Total operating expenses                                                      83,721            63,288           41,450
                                                                                    --------          --------          -------
        Income (loss) from operations                                                (45,112)            9,254            3,451

Other income (expense):
    Interest income                                                                      648               254               32
    Interest expense                                                                    (802)             (701)             (88)
                                                                                    --------          --------          -------
    Other expense, net                                                                  (154)             (447)             (56)
                                                                                    --------          --------          -------
Income (loss) before provision for income taxes                                      (45,266)            8,807            3,395

Income tax provision (benefit)                                                       (13,684)            3,655            1,034
                                                                                    --------          --------          -------
        Net income (loss)                                                           $(31,582)         $  5,152          $ 2,361
                                                                                    ========          ========          =======
Primary earnings (loss) per common and common equivalent share                      $  (2.76)         $   0.45          $  0.21
                                                                                    ========          ========          =======
Weighted average common and common equivalent shares outstanding                      11,445            11,507           10,986
                                                                                    ========          ========          =======

  The accompanying notes are an integral part of the consolidated financial statements.

                            SEER TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)
                   (in thousands, except per share amounts)

                                                           Series A           Series B          Series C
                                                       Preferred Stock     Preferred Stock   Preferred Stock    Common Stock
                                                      -----------------  ------------------  ---------------  ------------------
                                                        Shares   Amount    Shares    Amount   Shares  Amount    Shares    Amount
                                                      ---------  ------  ----------  ------  -------  ------  ----------  ------
Balance at September 30, 1993                                      $ -                 $  -             $ -    1,473,158   $ 15

  Issuance of common shares
  Issuance of restricted stock grants                                                                            118,815      1
  Corporation expense for restricted stock grants
  Accretion of Series A preferred stock to
    mandatory redemption account
  Recapitalization (Note 6)                                               2,384,615      24   98,816      1
  Cumulative translation adjustment
  Net income
                                                      ---------    ---   ----------    ----  -------    ---   ----------   ----

Balance at September 30, 1994                                             2,384,615      24   98,816      1    1,591,973     16

  Issuance of common shares                                                                                    2,970,987     30
  Repurchase of common shares                                                                                     (2,486)
  Accretion of Senior redeemable preferred stock
    to mandatory redemption account
  Senior redeemable preferred stock dividends earned
  Conversion of Series B preferred stock to
    common shares                                                        (2,384,615)    (24) (98,816)    (1)   6,593,842     66
  Conversion of Series C preferred stock to
    common shares                                                                                                197,632      2
  Cumulative translation adjustment
  Net income
                                                      ---------    ---   ----------    ----  -------    ---   ----------   ----

Balance at September 30, 1995                                                                                 11,351,948    114

  Issuance of convertible preferred shares            2,094,143     21
  Issuance of common shares                                                                                      260,159      2
  Cumulative translation adjustment
  Net loss
                                                      ---------    ---   ----------    ----  -------    ---   ----------   ----
Balance at September 30, 1996                         2,094,143    $21            -    $  -        -    $ -   11,612,107   $116
                                                      =========    ===   ==========    ====  =======    ===   ==========   ====

                                                                                                                       Total
                                                    Additional  Additional                                          Stockholders'
                                                     Paid-in      Paid-in    Cumulative                                Equity/
                                                     Capital      Capital   Translation  Accumulated    Unearned      (Capital
                                                    Preferred     Common    Adjustments    Deficit    Compensation   Deficiency)
                                                    ----------  ----------  -----------  -----------  ------------  -------------
Balance at September 30, 1993                         $     -     $     -      $(112)      $(12,837)      $   -       $(12,934)

  Issuance of common shares                                            64                                                   64
  Issuance of restricted stock grants                                 752                                  (654)            99
  Corporation expense for restricted stock grants                                                           654            654
  Accretion of Series A preferred stock to
    mandatory redemption amount                                      (816)                   (2,498)                    (3,314)
  Recapitalization (Note 6)                                        10,969                                               10,994
  Cumulative translation adjustment                                              (20)                                      (20)
  Net income                                                                                  2,361                      2,361
                                                       -------    -------      -----       --------       -----       --------
Balance at September 30, 1994                                      10,969       (132)       (12,974)                    (2,096)

  Issuance of common shares                                        48,787                                               48,797
  Repurchase of common shares                                         (22)                                                 (22)
  Accretion of Senior redeemable preferred stock to
    mandatory redemption account                                   (1,940)                                              (1,940)
  Senior redeemable preferred stock dividends earned               (1,190)                                              (1,190)
  Conversion of Series B preferred stock to
    common shares                                                     (42)                                                  (1)
  Conversion of Series C preferred stock to
    common shares                                                      (1)                                                   1
  Cumulative translation adjustment                                             (263)                                     (263)
  Net income                                                                                  5,152                      5,152
                                                       -------    -------      -----       --------       -----       --------

Balance at September 30, 1995                                      56,541       (395)        (7,822)                    48,438

  Issuance of convertible preferred shares              12,281                                                          12,302
  Issuance of common shares                                         1,003                                                1,005
  Cumulative translation adjustment                                             (110)                                     (110)
  Net income                                                                                (31,582)                   (31,582)
                                                       -------    -------      -----       --------       -----       --------
Balance at September 30, 1996                          $12,281    $57,544      $(505)      $(39,404)      $   -       $ 30,053
                                                       =======    =======      =====       ========       =====       ========


              The accompanying notes are an integral part of the
                      consolidated financial statements.

                            SEER TECHNOLOGIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                               FOR THE YEARS ENDED
                                                                   SEPTEMBER 30,
                                                          1996        1995       1994
                                                      ----------   ----------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                   $  (31,582)  $   5,152   $   2,361
  Adjustments to reconcile net income (loss) to net
    cash used in operating activities:
    Depreciation and amortization                          4,475       2,740       2,212
    Deferred income taxes                                (16,577)        145      (1,160)
    Provision for uncollectible accounts                  10,158         773           -
    Compensation expense for restricted stock grants           -           -         753
    Changes in assets and liabilities:
      Trade accounts receivable                           (9,043)     (23,771)   (10,229)
      Prepaid expenses and other assets                       28       (2,389)      (566)
      Accounts payable and accrued expenses                2,444        5,635      5,212
      Deferred revenue                                     3,922         (492)       772
                                                      ----------   ----------  ---------
        Net cash used in operating activities            (36,175)     (12,207)      (645)


CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                     (2,768)      (4,239)    (3,186)
  Capitalization of software development costs            (1,600)        (929)    (1,100)
                                                      ----------   ----------  ---------
        Net cash used in investing activities             (4,368)      (5,168)    (4,286)


CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common shares                                  602       48,797         64
  Issuance of preferred shares                            12,500            -          -
  Preferred stock issuance costs                            (198)           -          -
  Repurchase of common shares                                  -          (22)         -
  Preferred stock dividend                                     -       (1,190)         -
  Redemption of Senior Redeemable Preferred Stock              -      (15,135)         -
  Net borrowings under lines of credit                    14,379       (2,700)     2,700
                                                      ----------   ----------  ---------
        Net cash provided by financing activities         27,283       29,750      2,764


Effect of exchange rate changes on cash                      (13)          (3)       (20)
                                                      ----------   ----------  ---------
        Net increase (decrease) in cash and
          cash equivalents                               (13,273)      12,372     (2,187)

Cash and cash equivalents:
  Beginning of period                                     13,650        1,278      3,465
                                                      ----------   ----------  ---------

  End of period                                       $      377   $  13,650   $   1,278
                                                      ==========   ==========  =========
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Income taxes                                      $    1,596   $   1,549   $   2,161
                                                      ==========   ==========  =========
    Interest                                          $      846   $     701   $      88
                                                      ==========   ==========  =========

  Noncash Financing Activities:

    During 1996, the Company issued 75,000 shares of its common stock to Welsh, Carson, Anderson, & Stowe IV ("WCAS") in exchange for WCAS's guaranty of up to $12,500 of the Company's line of credit. The market value of the capital stock on the date of issuance, approximately $403, was capitalized and is being amortized over the life of the guaranty. Approximately $67 of the guaranty-related cost was amortized during the fiscal year ended September 30, 1996.

The accompanying notes are an integral part of the consolidated financial statements.

                            SEER TECHNOLOGIES, INC.

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
            (dollars in thousands, except share and per share data)


Note 1.   Summary of Operations and Significant Accounting Policies

Operations

SEER Technologies, Inc. ("SEER" or the "Company") designs, develops, markets and supports software products and related services that enable its customers to create, distribute and manage large-scale mission-critical information processing applications that utilize client/server technologies. SEER's application development tools, related software products and consulting services reduce the time, cost and risk involved in developing, deploying and maintaining complex client/server applications and enable efficient integration of those applications with the customer's existing systems.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All significant intercompany accounts and transactions are eliminated in consolidation.

Foreign Currency Translation

The assets and liabilities of foreign subsidiaries are translated to U.S. dollars at the current exchange rate as of the balance sheet date. The resulting translation adjustment is recorded as a separate component of stockholders' equity. Statement of operations items are translated at average rates of exchange during each reporting period. Transaction gains and losses are included in current operations. Realized and unrealized net losses (gains) for transactions denominated in foreign currencies were $556, $264, and ($170), respectively, for the fiscal years ended September 30, 1996, 1995, and 1994.

Revenue Recognition

Revenue from the non-exclusive licensing of existing software products is recognized when the software is accepted and delivered or installed by the customer in accordance with the terms of the contract and only if no significant vendor obligations remain and collection of the resulting receivables is deemed probable. For license agreements where maintenance is bundled with the software license for a time period greater than three months, an appropriate portion of the license fees is deferred and amortized over the initial maintenance period.

Revenue from recurring maintenance contracts is recognized ratably over the maintenance contract period, which is typically twelve months. Maintenance revenue which is not yet earned is included in deferred revenue.

Revenue from consulting and training services is recognized as services are performed.

Proceeds from product development contracts are recorded as deferred revenue when collected and the revenue is recognized as the development work is performed.

The Company typically does not grant to its customers a contractual right to return software products. Accordingly, no provision for estimated returns is recorded at the time of sale. When approved by management, however, the Company will accept returns of certain software products and will provide an allowance for those specific transactions.

Cost of Revenue

The primary components of the Company's cost of revenue for its software products are packaging and distribution costs and software amortization. The primary components of the Company's cost of revenue for maintenance are payments under various distribution and marketing agreements with IBM and customer support. A portion of the costs related to customer support are deferred and recognized as the service is provided. The primary component of the Company's cost of revenue for services is compensation expense. Consulting and training services revenue and the cost of such revenue includes reimbursable client-related expenses.

Cash and Cash Equivalents

Cash and cash equivalents includes all cash balances and highly liquid investments with a maturity of three months or less from the date of purchase. For these instruments, the carrying amount is a reasonable estimate of fair value. The Company places substantially all cash and cash equivalents with various financial institutions in both the United States and several foreign countries. At times, such cash and cash equivalents may be in excess of FDIC insurance limits.

Property and Equipment

Property and equipment is stated at cost and depreciated using the straight-line method over the estimated useful lives of the related assets as follows:

  Leasehold improvements           The lesser of the lease term
                                   or estimated useful life
  Furniture and fixtures           3 to 5 years
  Office equipment                 3 years
  Computer equipment               4 years

Expenditures for repairs and maintenance are charged to expense as incurred. The cost and related accumulated depreciation of property and equipment are removed from the accounts upon retirement or other disposition and any resulting gain or loss is reflected in operations.

Software Costs

The Company capitalizes certain software costs after technological feasibility of the product has been established. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, technological feasibility, anticipated future gross revenue, estimated economic life and changes in software and hardware technologies.

All capitalized software costs are amortized over related sales on a product-by-product basis at the greater of the amount computed using (a) the ratio of current gross revenues for a product to the total of current and anticipated future gross revenues or (b) the straight-line method over the remaining estimated economic life of the product. Generally, an original estimated economic life of three years is assigned to capitalized software costs, once the product is available for general release to customers. Costs incurred prior to the establishment of technological feasibility are charged to research and development expense.

Research and Product Development

Research and product development costs are expensed as incurred.

Forward Exchange Contracts

The Company conducts its business in various foreign currencies. As a result, it is subject to the transaction exposures that arise from foreign exchange rate movements between the dates that foreign currency transactions are recorded and the date they are consummated. The Company enters into foreign exchange forward contracts to hedge the effect of fluctuating foreign currencies on its results of operations (see Note 12). Gains and losses associated with exchange rate fluctuations on forward contracts are recorded currently as income or loss as they offset corresponding gains and losses on the foreign currency denominated assets or liabilities being hedged. The gains and losses are computed by multiplying the foreign currency amounts of the forward contracts by the difference between the spot rate at the balance sheet date and the spot rate at the date of inception of the forward contracts. The costs of the forward contracts are recorded as expense over the lives of the contracts.

Income Taxes

The provision for income taxes includes United States federal, state and foreign income taxes, each currently payable and deferred, as determined in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". This statement requires that all deferred tax asset and liability balances be determined by application to temporary differences of the tax rate expected to be in effect when taxes will become payable or receivable. Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years. The Company's temporary differences consist primarily of accelerated depreciation, deferred revenue and capitalized software costs.

Earnings Per Share

Primary earnings per share is based on the weighted average number of common shares and common share equivalents outstanding during the period. The Series B and Series C convertible preferred shares issued that were automatically converted upon the effective date of the public offering have been included as a common share equivalent for the years ended September 30, 1995 and 1994. Stock options issued to employees during the twelve months immediately preceding the initial filing date of the public offering have been included in the calculation for the years ended September 30, 1995 and 1994 as if they were outstanding for 1995 and 1994, using the treasury stock method. The pro forma per share data for 1995 and 1994 is presented giving effect to the number of shares whose proceeds would be necessary to pay the redemption value and accrued dividends on the Senior Redeemable Preferred Stock on the effective date of the public offering. All common stock equivalents are excluded from the primary earnings per share calculation for the fiscal year ended September 30, 1996 since their inclusion would be antidilutive. Presentation of fully diluted earnings per share is not required for fiscal years 1996, 1995, or 1994.

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

Reclassifications

Certain prior year amounts in the accompanying financial statements have been reclassified to conform to the 1996 presentation. Such reclassifications had no effect on previously reported net income or stockholders' equity.

Note 2.   Property and Equipment

Property and equipment consists of the following at September 30:


                                                    1996       1995
                                                 ---------   ---------
       Computer equipment                        $  12,137   $  10,302
       Leasehold improvements                        2,112       1,857
       Office equipment                              1,257       1,014
       Furniture and fixtures                        2,529       2,108
                                                 ---------   ---------
                                                    18,035      15,281

       Less accumulated depreciation and
       amortization                                (11,576)     (8,453)
                                                 ---------   ---------
                                                 $   6,459   $   6,828
                                                 =========   =========

Depreciation expense was $3,137, $2,419, and $2,003 for the fiscal years ended September 30, 1996, 1995, and 1994, respectively.


Note 3.   Capitalized Software Costs

For the fiscal years ended September 30, 1996, 1995 and 1994, the Company capitalized $1,600, $929, and $1,100, respectively, of internal costs related to developing software for sale. During the fiscal years ended September 30, 1996, 1995 and 1994, the Company recognized $968, $309, and $195, respectively, of expense related to the amortization of these costs, which is recorded in cost of revenues, software products, in the Consolidated Statements of Operations. Accumulated amortization of capitalized software costs is $1,591, $623, and $314 at September 30, 1996, 1995 and 1994, respectively.

Note 4.   Accounts Receivable


Trade accounts receivable consists of the following at September 30:


                                                    1996        1995
                                                 ---------   ---------
    Current trade accounts receivable            $  52,693   $  43,599
    Less:  Allowance for doubtful accounts          (9,351)       (650)
           Unamortized discount                       (404)
                                                 ---------   ---------
                                                 $  42,938   $  42,949
                                                 =========   =========

    Noncurrent trade accounts receivable         $   4,185   $   5,590
    Less:  Unamortized discount                       (382)       (586)
                                                 ---------   ---------
                                                 $   3,803   $   5,004
                                                 =========   =========

All noncurrent receivables were unbilled at September 30, 1996. Approximately $4,830 of current trade receivables were unbilled at September 30, 1996. There were no unbilled accounts receivable at September 30, 1995.

Discounts on receivables with payment terms in excess of one year were calculated based on an imputed interest rate of 10% and 7.4% for fiscal years ended September 30, 1996 and 1995, respectively.

The provision for uncollectible amounts was $10,158 and $773 for the years ended September 30, 1996 and 1995, respectively. Write-offs of accounts receivable were $1,457 and $123 for the years ended September 30, 1996 and 1995, respectively. There were no write-offs or provisions for uncollectible amounts during the year ended September 30, 1994.

Note 5.   Credit Facilities

At September 30, 1996, the Company maintained two credit facilities (the "Revolving Facility" and the "Guaranteed Facility") which provide for combined borrowings of up to $32,500 for working capital purposes based on the Company's eligible accounts receivable, as defined in the loan agreements. The Revolving Facility allows for borrowings of up to $20,000, bears interest at the London Interbank Offered Rate ("LIBOR") plus 3.0%, and is collateralized by the Company's accounts receivable and other assets. The Guaranteed Facility allows for borrowings of up to $12,500 and bears interest at LIBOR plus 1.25% or the higher of .5% plus the prime rate or the rate quoted by the Federal Reserve, depending on the type of advance, as defined in the loan agreement. The Guaranteed Facility is guaranteed by the Company's principal stockholder, Welsh, Carson, Anderson, & Stowe VI, L.P. ("WCAS"), pursuant to an agreement with the Company (the "Guaranty Agreement"). Borrowings are made under the facilities based upon a ratio, defined in the loan agreements, which varies with the Company's tangible net worth. The facilities require the Company's compliance with various covenants, which among other things, require the Company to maintain a minimum tangible net worth and limit the amount of dividends and other payments by the Company. As of September 30, 1996, the Company had outstanding borrowings of $10,579 under the Revolving Facility and $3,800 under the Guaranteed Facility. The interest rates for the Revolving Facility and the Guaranteed Facility were 8.5% and 8.25%, respectively, at September 30, 1996. The facilities expire on September 30, 1997. It is the Company's intention to renegotiate and extend the credit facilities; however, there can be no assurance that the credit facilities can be extended on acceptable terms.

In connection with the Guaranty Agreement, the Company issued 75,000 shares of its common stock to WCAS. The market value of the capital stock on the date of issuance, approximately $403, was capitalized and is being amortized over the life of the guaranty. Approximately $67 of the guaranty-related cost was amortized during the fiscal year ended September 30, 1996.

Additionally, the Company has a line of credit of $3,500 available from the lender to enter foreign exchange contracts with the lender. The aggregate notional amount of foreign exchange contracts outstanding from the lender cannot exceed $23,333. At September 30, 1996 the aggregate notional amount of foreign exchange contracts outstanding from the lender was $22,651.

The Company believes that existing cash on hand and additional borrowings under its lines of credit will be sufficient to finance its operations and expected working capital and capital expenditure requirements for at least the next twelve months. Thereafter, the Company's liquidity will depend upon the results of future operations, as well as available sources of financing. There can be no assurance that the Company will be able to meet its loan covenants, achieve its operating plan or, if needed, obtain additional financing on acceptable terms, and the failure to do so may have an adverse impact on the Company's business and operations.


Note 6.   Recapitalization and Initial Public Offering

During 1994, the Company effected a plan of recapitalization ("the "Recapitalization") which was completed in two phases.

The first phase was completed in July 1994 when a group of investors ("the Investment Group") purchased 80% (2,728,292 shares) of the Company's outstanding Series A mandatorily redeemable cumulative convertible preferred stock ("Series A Preferred Stock") from International Business Machines Corporation ("IBM") and CS First Boston Securities Corporation ("FBS"). In addition, the Investment Group purchased 91,491 shares of common stock from selling stockholders.

The second phase was completed on September 30, 1994 in a series of transactions which resulted in the issuance of newly authorized classes of preferred stock and the retirement of the Series A Preferred Stock, among other things. The second phase transactions were as follows:

 .  The Investment Group purchased 572,892 additional shares of Series A
   Preferred Stock from IBM and FBS.

 . The Company purchased 346,182 shares of common stock from selling stockholders and retired these shares.

 .  The Investment Group exchanged 916,569 shares of Series A Preferred Stock and
   91,491 shares of common stock for 151,350 shares of newly issued Senior Redeemable Preferred Stock and 446,189 shares of common stock.

 .  The Investment Group exchanged its 2,384,615 remaining shares of Series A
   Preferred Stock for newly issued Series B Preferred Stock.

 .  IBM and FBS exchanged their remaining shares of Series A Preferred Stock
   (98,816 shares) for newly issued Series C Preferred Stock. In conjunction with the Recapitalization, the Series A Preferred Stock was retired and canceled. No further shares of Series A Preferred Stock are authorized for issuance.


In July 1995, the Company completed its initial public offering of 3,093,397 shares of common stock (the "Common Stock"), of which 2,953,487 shares were sold by the Company and 139,910 shares were sold by selling stockholders. The Company received net proceeds from the initial public offering of $49,441. A series of transactions occurred in conjunction with the initial public offering:

 . Issuance of 6,593,842 shares of Common Stock upon the automatic conversion and retirement of all outstanding Series B Convertible Preferred Stock (2.76516 common shares for each Series B share).

 . Issuance of 197,632 shares of Common Stock upon the automatic conversion and retirement of all outstanding Series C Convertible Preferred Stock (2 common shares for each Series C share).

 .  Payment of the accrued Senior Redeemable Preferred Stock Dividend of $417;
   and accretion and redemption of the Senior Redeemable Preferred Stock at a cost of $15,135.

 . Repayment of $15,103, representing all principal and accrued interest outstanding under the Company's revolving credit facility agreement with a commercial bank.

Note 7.   Convertible Preferred Stock

During August 1996, the Company sold 2,094,143 shares of its newly authorized Series A Convertible Preferred Stock (the "Preferred Stock") to WCAS and certain WCAS affiliates, resulting in gross proceeds to the Company of $12,500. The net proceeds from the sale of the Preferred Stock were used for general corporate purposes. Approximately $198 of expenses were incurred in connection with the stock issuance and have been recorded in the Consolidated Statement of Stockholders' Equity (Capital Deficiency) as an offset to the Preferred Stock proceeds. The sale of the Preferred Stock was made in a private transaction exempt from the registration requirements of the federal securities laws.

Each share of Preferred Stock may be converted at any time at the option of the holder into shares of Common Stock at a conversion rate of one common share for each share of Preferred Stock, subject to adjustment upon the occurrence of certain events. The Preferred Stock is not entitled to receive dividends in any fixed amount but will receive dividends on an as converted basis in the event that a dividend is paid on the Common Stock. The Preferred Stock will rank senior in right of payment to the Common Stock. In the event of any liquidation, dissolution or winding up of the Company, holders of Preferred Stock will be entitled to receive a liquidation preference of $5.969 per share before payment is made or assets are distributed to holders of the Common Stock. In addition, the holders of Preferred Stock are entitled to vote together with the holders of Common Stock on all matters to be voted on by the stockholders of the Company.

The Company is subject to certain restrictions while shares of Preferred Stock remain outstanding, including restrictions on the Company's ability to declare dividends, purchase or redeem any outstanding shares of its Common Stock, create or authorize the creation of additional classes of capital stock of the Company, increase the authorized amount of Preferred Stock, create or authorize the creation of any securities convertible into shares of Preferred Stock or any other class of capital stock of the Company.

Note 8.   Stock Option and Restricted Stock Purchase Plans

Prior to September 30, 1994, the Company had a restricted stock purchase plan for employees under which the sale of 1,700,000 shares of its common stock had been authorized. Certain employees of the Company purchased common stock at its fair value on the date of grant. Fair value was determined by the Company's management and Board of Directors. The shares were restricted as to the right of sale and other disposition until certain vesting requirements were met over a period of four years (certain shares were subject to acceleration based on achievement of certain performance objectives) from the date of grant issuance. In conjunction with the Recapitalization (Note 6), all shares of common stock issued under this plan were fully vested. This restricted stock purchase plan was terminated at September 30, 1994.

In connection with the Recapitalization, the Company adopted the Stock Option and Restricted Stock Purchase Plan pursuant to which certain employees and officers of the Company have been or will be granted stock options to acquire up to a maximum of 2,400,000 shares of the Company's common stock. Prior to October 1, 1996, options granted under this plan vested based on performance in part at the end of each fiscal year from 1995 to 1998, as defined in the plan. Effective October 1, 1996, the vesting provisions were amended so that the options vest in one-third increments on October 1 each subsequent fiscal year.

During the fiscal year ended September 30, 1995, the Company adopted the Stock Option Plan for Non-Employee Directors, pursuant to which non-employee directors can acquire up to 200,000 shares of the Company's common stock, with a maximum of 10,000 options available per non-employee director. The options vest in one-third increments on each of the first through third anniversaries of the grant date.

At September 30, 1995, exercise prices for all options issued pursuant to these plans ranged from $3.25 to $18.00 per share. During the fiscal year ended September 30, 1996, the Company exchanged all options with exercise prices of $7.50 or more per share for options with an exercise price of $6.38 per share. Subsequent to this exchange, stock options were issued with an exercise price of $18 per share.

Activity related to these plans for the fiscal years ending September 30, 1996 and 1995 is as follows:

                                                   1996         1995
                                                ---------    ---------
    Outstanding at beginning of year            2,147,650            -
    Granted                                       735,450    2,219,000
    Exercised                                    (185,159)           -
    Forfeited                                    (581,696)     (71,350)
                                                ---------    ---------
    Outstanding at end of year                  2,116,245    2,147,650
                                                =========    =========

As defined in the plan documents, 184,348 shares were vested or exercisable at September 30, 1996. Exercise prices of the outstanding options at September 30, 1996 range from $3.25 to $18 per share.


Note 9.   Related Party Transactions

Prior to the Recapitalization discussed in Note 6, IBM and FBS were majority shareholders of the Company.

The Company had purchases of $357 from IBM for the year ended September 30, 1994. The Company provided products and related services to IBM, which acted as distributor of the Company's product (see Note 10 for further discussion), amounting to approximately $53,306 of the Company's revenues for the year ended September 30, 1994.

The Company was paid $2,369 for services provided to FBS for the year ended September 30, 1994.

Effective with the Recapitalization, IBM and FBS held only a nominal equity interest in the Company. Accordingly, effective October 1, 1994, transactions with these parties are no longer considered related party transactions. Effective with the Initial Public Offering in June, 1995, FBS sold its interest in the Company.

Note 10.   Significant Customers and Concentration of Credit Risk

No one customer accounted for more than 10% of operating revenue for the fiscal year ended September 30, 1996. During the fiscal years ended September 30, 1995 and 1994 there were sales to one major customer that exceeded 10% of operating revenue. Revenues from this customer, Banca Commerciale Italiana, were $20,457 and $8,831 or 17% and 11% of revenues for the years ended September 30, 1995 and 1994, respectively.

The Company has entered into several marketing and distribution agreements with IBM throughout the world. Transactions resulting from these agreements are as follows for the fiscal years ended September 30:


                                                    1996      1995      1994
                                                  --------  --------  --------
      Expenses incurred                           $  4,907  $  4,375  $  3,470
      Revenues generated                          $ 62,835  $ 81,862  $ 53,306
      Percentage of revenues                            65%       70%       65%
      Percentage of outstanding
         receivables                                    70%       70%       60%

As of September 30, 1996 and 1995, the Company had outstanding trade accounts receivable primarily from 128 and 103 customers, respectively. It is the policy of the Company to closely monitor all accounts receivable and to record a provision for uncollectible accounts when the uncollectible amounts are estimable. Generally, no collateral is required.

Note 11.   Foreign and Domestic Operations and Export Sales


The following table presents a summary of operations by geographic region for the fiscal years ended September 30:


Revenue

                                              1996        1995       1994
                                           ---------   ---------   --------
      United Kingdom                       $  28,512   $  20,970   $ 12,515
      Ireland                                  8,207      11,013          -
      The Netherlands                          3,056       6,223        661
      Italy                                    5,805       3,847      2,583
      Other                                   20,414      12,146      4,532
                                           ---------   ---------   --------
      Total                                   65,994      54,199     20,291
      Intercompany eliminations              (54,735)    (38,009)   (20,291)
                                           ---------   ---------   --------
      Total foreign revenue                   11,259      16,190          -
      Domestic revenue                        85,684     100,990     82,693
                                           ---------   ---------   --------
           Total revenue                   $  96,943   $ 117,180   $ 82,693
                                           =========   =========   ========


Operating income (loss)

                                              1996         1995       1994
                                            --------      ------     ------
      United Kingdom                        $  1,388      $1,238     $  554
      Ireland                                    253         345          -
      The Netherlands                            230         428          -
      Italy                                      442         277        192
      Other                                      289         316        352
                                            --------      ------     ------
      Total foreign operating income           2,602       2,604      1,098
      Domestic operating income (loss)       (47,868)      6,203      2,297
                                            --------      ------     ------
           Total operating income (loss)    $(45,266)     $8,807     $3,395
                                            ========      ======     ======

Identifiable Assets

                                                   1996     1995     1994
                                                 -------  -------  -------
      United Kingdom                             $ 5,894  $ 4,696  $ 2,276
      Ireland                                      1,453      694        -
      The Netherlands                              1,181      705      241
      Italy                                        2,211    1,004      703
      Other                                        4,557    3,008      678
                                                 -------  -------  -------
      Total                                       15,296   10,107    3,898
      Intercompany eliminations                     (376)  (3,009)  (1,736)
                                                 -------  -------  -------
      Total foreign identifiable assets           14,920    7,098    2,162
      Domestic assets                             63,884   69,346   35,201
                                                 -------  -------  -------
           Total assets                          $78,804  $76,444  $37,363
                                                 =======  =======  =======


The Company's foreign operations are reimbursed by the Company for their costs plus an appropriate mark-up for profit. Operating income consists of revenues less operating expenses and net interest and does not include income taxes.

Export sales for the fiscal years ended September 30, 1996, 1995, and 1994 were $55,382, $84,965, and $52,095, respectively.


Note 12.   Foreign Currencies and Forward Exchange Contracts

At September 30, 1996, the Company had approximately $789 and $30,843 U.S. dollar equivalent cash and trade receivable balances, respectively, denominated in foreign currencies. At September 30, 1995, the Company had approximately $566 and $24,462 U.S. dollar equivalent cash and trade receivable balances, respectively, denominated in foreign currencies.

The more significant trade accounts receivable denominated in foreign currencies as a percentage of total trade accounts receivable were as follows:


                                                 1996     1995
                                                 ----     ----
                 Pound Sterling                  17.3%    16.9%
                 Dutch Guilder                    0.4%     8.6%
                 Danish Krona                     1.2%     8.5%
                 Norwegian Krone                  1.0%     5.0%
                 Deutsche Mark                    9.5%     3.0%
                 Italian Lira                    20.7%     2.0%

The Company hedges the transaction exposures that arise from foreign exchange rate movements between dates that foreign currency transactions are recorded and the date they are consummated through foreign exchange forward contracts with a U.S. commercial bank. The Company does not engage in foreign currency speculation. The forward contracts are generally 60 to 90 day forward window contracts having maturities of less than one year. The table below summarizes, by currency, the contractual amounts of the Company's forward contracts for the years ended September 30:


1996
                                                    As of September 30, 1996
                                                  ------------------------------
                            Original   Contract   Contract   Fair    Unrealized
Currency                    Contracts  Drawdowns  Balance    Value   Gain/(Loss)
--------                    ---------  ---------  --------  -------  -----------
Australian Dollars           $ 3,116   $ (2,743)   $   373  $   375    $  (2)
Pound Sterling                14,777     (8,693)     6,084    6,275     (191)
Danish Krona                   5,515     (5,287)       228      226        2
Deutsche Mark                  7,511     (2,937)     4,574    4,475       99
Dutch Guilder                  3,952     (3,952)         -        -        -
Italian Lira                  14,803     (4,453)    10,350   10,461     (111)
Norwegian Krone                3,872     (3,594)       278      277        1
Other                          2,804     (2,040)       764      771       (7)
                             -------   --------    -------  -------    -----
    Total                    $56,350   $(33,699)   $22,651  $22,860    $(209)
                             =======   ========    =======  =======    =====


1995
                                                    As of September 30, 1996
                                                  ------------------------------
                            Original   Contract   Contract   Fair    Unrealized
Currency                    Contracts  Drawdowns  Balance    Value   Gain/(Loss)
--------                    ---------  ---------  --------  -------  -----------
Dutch Guilder                $ 2,842     $   -     $2,842    $2,835     $  7
Norwegian Krone                2,078         -      2,078     2,020       58
Pound Sterling                 1,849      (150)     1,699     1,663       36
Singapore Dollar               1,111         -      1,111     1,099       12
Other                          2,598      (411)     2,187     2,155       32
                             -------     -----     ------    ------     ----
     Total                   $10,478     $(561)    $9,917    $9,772     $145
                             =======     =====     ======    ======     ====

Unrealized gains and losses on forward contracts reflect changes in exchange rates and are recorded directly in income, as they offset corresponding unrealized gains and losses on the foreign currency denominated assets being hedged (see Note 1). Forward contract liabilities related to unrealized losses are recorded as other accrued expenses in the Consolidated Balance Sheet.

The Company is exposed to exchange related losses on forward contracts should a transaction with a related forward exchange contract not be consummated by the forward contract expiration date. In such instances, the Company extends or repurchases the contract at the then prevailing market rates. Realized losses on the extension or repurchase of contracts totaled $88 for the fiscal year ended September 30, 1996.


Note 13.  Restructuring Charges

During the third quarter of the fiscal year ended September 30, 1996, the Company developed and implemented a reorganizational plan which included, among other things, a 9% staff reduction (75 employees) and the abandonment of certain leased facilities. The Company recorded a restructuring charge of $3,000, which consisted of approximately $1,400 in personnel-related charges and approximately $1,600 of costs associated with carrying vacated space until the lease expiration date. To date, the Company has paid approximately $1,430 in cash related to the restructuring. The Company believes the accrued restructuring costs of $1,570 at September 30, 1996 represents its remaining cash obligations.

Note 14.  Income Taxes

The provision for income taxes consists of the following for the years ended September 30:


                                              1996         1995      1994
                                            --------     --------   -------


      Federal - current                     $      -     $    240   $     9
      State and local - current                    -          568       175
                                            --------     --------   -------
                                                   -          808       184
      Foreign taxes and withholdings           2,501        2,702     2,010
                                            --------     --------   -------
          Current taxes                        2,501        3,510     2,194
                                            --------     --------   -------
      Federal - deferred                     (12,832)         105      (986)
      State and local - deferred              (3,353)          40      (174)
                                            --------     --------   -------
      Deferred taxes                         (16,185)         145    (1,160)
                                            --------     --------   -------
          Total income tax expense          $(13,684)    $  3,655   $ 1,034
                                            ========     ========   =======

Seer Technologies, Inc. and its U.S. subsidiary file a consolidated Federal income tax return. Foreign subsidiaries file income tax returns in their respective countries. Foreign tax credit carryforwards of approximately $2,268 exist at September 30, 1996. These carryforwards expire from 1997 to 1999 if not utilized. Federal alternative minimum tax credit carryforwards of $184, which have no expiration period, also exist at September 30, 1996.

Income before provision for income taxes as shown in the Consolidated Statements of Operations consists of the following for the years ended September 30:


                                              1996         1995       1994
                                            --------     --------   -------
      Domestic                              $(47,868)    $ 6,203    $ 2,297
      Foreign                                  2,602       2,604      1,098
                                            --------     --------   -------
                                            $(45,266)    $ 8,807    $ 3,395
                                            ========     ========   =======

A reconciliation of expected income tax at the statutory Federal rate with the actual income tax expense (benefit) is as follows for the fiscal years ended September 30:


                                              1996         1995       1994
                                            --------     --------   --------

      Expected income tax expense (benefit)
        at statutory rate (34%)            $ (15,391)    $  2,995   $  1,154
      Increase (decrease) in income tax
        expense resulting from:
        Federal minimum tax                        -          127          9
        Non Deductible Expenses                  197          238          -
        State income taxes                    (2,915)         374          1
        Effect of foreign operations
        including withholding taxes            2,505        1,104        587
        Benefit of net operating loss
          carryforward                             -            -        (68)
        Other                                    (92)          45        (40)
        Change in valuation allowance for
          deferred tax asset                   2,012       (1,228)      (609)
                                            --------     --------   --------
                                            $(13,684)    $  3,655   $  1,034
                                            ========     ========   ========

The components of net deferred tax assets are as follows for the years ended September 30:

                                                          1996      1995
                                                        -------    ------
Current assets:
  Deferred revenue                                      $   119    $  314
  Accrued Liabilities                                     1,142        97
  Unrealized Foreign Exchange Loss                           87       102
  Bad Debt Expense                                        3,559       252
  Other                                                    (286)      199
                                                        -------    ------
  Net current deferred tax asset                          4,621       964

Noncurrent assets:
  Depreciation                                              324       429
  Deferred revenue                                          459       562
  Foreign tax credits                                     2,268       760
  Minimum tax credits                                       184       180
  Research and development tax credit                     2,282         -
  Net operating loss carryforward                        13,851         -
                                                        -------    ------
  Net noncurrent deferred tax asset                      19,368     1,931

  Valuation Allowance                                    (5,234)     (940)

Noncurrent liabilities:
  Capitalized software costs                             (1,163)     (940)
                                                        -------    ------
     Net deferred tax asset                             $17,592    $1,015
                                                        =======    ======

Due to the uncertainty related to the realization of the benefits of tax credit carryforwards in future tax returns, the Company has placed a valuation allowance against a portion of the otherwise recognizable net deferred tax asset at September 30, 1996. Also, a valuation allowance of $500 was placed against the net operating loss carryforward due to a favorable state tax ruling in effect.

Net deferred tax assets as of September 30, 1996 are $17,592. It is the opinion of management that it is more likely than not that the realization of these deferred tax assets will occur in the future based on current earnings forecasts, tax planning strategies, which include the potential sale of a line of business and/or product assets, and reversals of future book-tax timing differences.

Note 15.   Employee Benefit Plan

The Company has a 401(k) plan for all employees and may make matching contributions to the plan in such amounts as determined by the Board of Directors. For the years ended September 30, 1996, 1995 and 1994, the Board of Directors did not authorize any contributions to the 401(k) plan.

The Company also has employee benefit plans for each of its foreign subsidiaries, as mandated by each country's laws and regulations. Expense recognized under these plans for the periods ended September 30, 1996, 1995, and 1994 was $629, $400, and $161, respectively.


Note 16.   Recent Accounting Pronouncements

In October, 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), which is generally effective for fiscal years beginning after December 15, 1995. SFAS No. 123 is not anticipated to have a material effect on the financial position or results of operations of the Company.

In March, 1995, the FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS No. 121"), which is generally effective for fiscal years beginning after December 15, 1995. SFAS No. 121 is not anticipated to have a material effect on the financial position or results of operations of the Company.

Note 17.   Lease Commitments

The Company leases certain facilities and equipment under various operating leases. Future minimum lease commitments on operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of September 30, 1996 are as follows:

              1997            $   4,357
              1998                3,445
              1999                1,398
                              ---------
                              $   9,200
                              =========

Rent expense for the fiscal years ended September 30, 1996, 1995 and 1994 was $3,370, $2,524, and $1,657, respectively.


Note 18.  Contingencies

Various lawsuits and claims have been brought against the Company in the normal course of business. Management is of the opinion that the liability, if any, resulting from these claims would not have a material effect on the financial position or results of operations of the Company.

Note 19.  Selected Quarterly Financial Data (Unaudited)


                                                     (Unaudited)
                                         First    Second     Third    Fourth
(In thousands, except per share data)   Quarter   Quarter   Quarter   Quarter
                                        -------   -------   -------   -------
1996:
       Net revenues                     $21,774   $26,191   $28,056   $ 20,922
       Gross profit                       9,962    10,945    13,269      4,433
       Net loss                          (5,421)   (4,929)   (5,160)   (16,072)
       Net loss per share               $( 0.48)  $ (0.43)  $ (0.45)  $  (2.08)


1995:
       Net revenues                     $26,499   $26,694   $30,506   $33,481
       Gross profit                      15,981    14,898    18,426    23,237
       Net income                           855       669     1,279     2,349
       Net income per share             $  0.08   $  0.06   $  0.12   $  0.18

Loss per share amounts for the first and second quarters of fiscal 1996 differ from amounts previously reported in the Company's Quarterly Reports on Form 10-Q due to an adjustment of the weighted average number of shares used to compute primary earnings per share.

During the fourth quarter of fiscal year 1996, the Company recorded allowances of $10,147 to provide for certain accounts receivable whose collection is considered uncertain and for a specific product-related settlement. These amounts are included in general and administrative expenses in the Consolidated Statement of Operations.

                            EXHIBIT INDEX

Exhibit                                                                        Sequential
Number            Description                                                   Page No.
-------           -----------                                                  ----------
3.1         Certificate of Incorporation (Exhibit 3.1 to the Company's
            Registration Statement on Form S-1, No. 33-92050), as amended to include the Certificate of Designation of Series A Convertible
            Preferred Stock of the Company (Exhibit 4.4 to the Quarterly Report
            on Form 10-Q for the period ended June 30, 1996)

3.2         Amended and Restated By-Laws of the Company (Exhibit 3.2 to the
            Company's Registration Statement on Form S-1, No. 33-92050)

4.1         Specimen Common Stock certificate (Exhibit 4.1 to the
            Company's Registration Statement on Form S-1, No. 33-92050)

4.2         See Exhibits 3.1 and 3.2 for the provisions of the Company's
            Certificate of Incorporation and Bylaws governing the rights of holders of securities of the Company

4.3         Specimen Preferred Stock certificate (Exhibit 4.3 to the Quarterly
            Report on Form 10-Q for the period ended June 30, 1996)

10.1 Software Agreement, dated March 7, 1990, among the Company, FBC, FBS and FBTI, with amendment thereto (Exhibit 10.1 to the Company's
            Registration Statement on Form S-1, No. 33-92050)

10.2        Services Agreement, dated March 8, 1990, among the Company,
            FBPC and FBC (Exhibit 10.2 to the Company's Registration
            Statement on Form S-1, No. 33-92050)

10.3 License Agreement, dated March 7, 1990, between the Company and IBM (Exhibit 10.3 to the Company's Registration Statement on Form S-1, No. 33-92050)

10.4        Software Escrow Agreement, dated March 7, 1990, among the
            Company, IBM and Data Securities International, Inc. as Escrow
            Agent (Exhibit 10.4 to the Company's Registration Statement on
            Form S-1, No. 33-92050)

10.5 Bill of Sale and Assumption Agreement, dated March 8, 1990, among the Company, FBC, FBTI, FBS and FBPC (Exhibit 10.5 to the Company's Registration Statement on Form S-1, No.
            33-92050)

10.6        Form of Employee's Non-Competition, Confidentiality and
            Invention Assignment Agreement (Exhibit 10.6 to the Company's
            Registration Statement on Form S-1, No. 33-92050)

10.7        Form of Consultant's Non-Competition, Confidentiality and
            Invention Assignment (Exhibit 10.7 to the Company's
            Registration Statement on Form S-1, No. 33-92050)

10.8        Employment Agreement, dated March 8, 1990, between the
            Company and Eugene F. Bedell (Exhibit 10.8 to the Company's
            Registration Statement on Form S-1, No. 33-92050)

10.9 International Software Marketing Agreement, dated June 7, 1993, between the Company and IBM (Exhibit 10.9 to the Company's
            Registration Statement on Form S-1, No. 33-92050)

10.10 Product Remarketing Supplement to International Software Marketing Agreement, dated June 10, 1993, between the
          Company and IBM (Asia and Pacific Rim) (Exhibit 10.10 to the Company's Registration Statement on Form S-1, No. 33-92050)


10.11 Master Distribution Agreement, dated February 27, 1992, between the Company and IBM Japan Ltd., with amendments thereto (Exhibit 10.11 to the Company's Registration Statement on Form S-1, No. 33-92050)


10.12 Seer Product License Agreement, dated February 27, 1992, between the Company and IBM Japan Ltd. (Exhibit 10.12 to the Company's Registration Statement on Form S-1, No. 33-92050)


10.13 Master Distribution and License Agreement, dated April 6, 1992, between the Company and IBM Ireland Information Services Ltd. ("IISL") (Exhibit 10.13 to the Company's Registration Statement on Form S-1, No. 33-92050)


10.14 Cooperative Solution Supplier Program, dated April 2, 1992, between the Company and IBM Canada Ltd., with amendment thereto. (Exhibit 10.14 to the Company's Registration Statement on Form S-1, No. 33-92050)


10.15 Master Distribution and License Agreement, dated December 30, 1993, between the Company and IBM Australia Limited (Exhibit
          10.15 to the Company's Registration Statement on Form S-1, No.
          33-92050)


10.16 Project Viking Funding Agreements, dated September 4, 1992, between the Company and IBM (Exhibit 10.16 to the Company's Registration Statement on Form S-1, No. 33-92050)


10.17 License Agreement, dated March 21, 1995, between the Company and Seer Technologies Benelux B.V. (Exhibit 10.17 to the Company's Registration Statement on Form S-1, No. 33-92050)


10.18 License Agreement, dated March 20, 1995, between the Company and Seer Technologies Ireland Limited (Exhibit 10.18 to the Company's Registration Statement on Form S-1, No. 33-92050)


10.19 $25,000,000 Credit Facility, dated February 24, 1994, between the Company and NationsBank, N.A. (Carolinas) (Exhibit 10.19 to the Company's Registration Statement on Form S-1, No.
          33-92050)


10.20 Lease Agreement, dated July 30, 1991, between the Company and Regency Park Corporation (Cary, NC), with Addenda thereto (Exhibit 10.21 to the Company's Registration Statement on Form S-1, No. 33-92050)


10.22     Lease Agreement, dated December 25, 1992, between the
          Company and Capital & Counties (London, England) (Exhibit
          10.22 to the Company's Registration Statement on Form S-1, No.
          33-92050)

10.23 Preferred Stock Purchase Agreement, dated March 7, 1990, among the Company, International Business Machines
          Corporation ("IBM"), First Boston Securities Corporation ("FBS"), The First Boston Corporation ("FBC"), First Boston Princeton
          Corp. ("FBPC"), and First Boston Technologies, Inc. ("FBTI"), with amendment thereto (Exhibit 10.25 to the Company's Registration Statement on Form S-1, No. 33-92050)


10.24     Stockholders Agreement, dated March 7, 1990, among the
          Company, FBS and IBM, with amendment thereto (Exhibit 10.24 to the Company's Registration Statement on Form S-1, No. 33-92050)


10.25 Significant Stockholders Agreement, dated March 8, 1990, among the Company, FBS, IBM and Eugene F. Bedell (Exhibit 10.25 to the Company's Registration Statement on Form S-1, No.
          33-92050)


10.26* Restricted Stock Purchase Plan of the Company (Exhibit 10.26 to the Company's Registration Statement on Form S-1, No.
          33-92050)


10.27* Form of Restricted Stock Purchase Agreement (Exhibit 10.27 to the Company's Registration Statement on Form S-1, No.
          33-92050)


10.28* Stock Restriction Agreement, dated March 8, 1990, among the Company, FBS, IBM and the management stockholders named therein, with amendment thereto (Exhibit 10.28 to the Company's Registration Statement on Form S-1, No. 33-92050)


10.29* Form of Stock Option and Restricted Stock Purchase Plan of the Company (Exhibit 2.9 to the Company's Registration Statement on Form S-1, No. 33-92050)


10.30* Form of Stock Option Plan for Non-Employee Directors of the Company (Exhibit 10.30 to the Company's Registration Statement on Form S-1, No. 33-92050)


10.31* Form of Incentive Stock Option Agreement (Exhibit 10.31 to the Company's Registration Statement on Form S-1, No. 33-92050)


10.32     Stock Purchase Agreement dated June 15, 1994 among the
          Company, Welsh, Carson, Anderson & Stowe VI, L.P., WCA
          Management Corporation, WCAS Information Partners, L.P., CS First Boston Securities Corporation, and International Business Machines Corporation (Exhibit 10.32 to the Company's
          Registration Statement on Form S-1, No. 33-92050)


10.33     Securities Purchase and Exchange Agreement, dated September
          30, 1994, among the Company, WCAS Capital Partners II, L.P., WCA Management Corporation, WCAS Information Partners,
          L.P., CS First Boston Securities Corporation, and International Business Machines Corporation (Exhibit 10.34 to the Company's Registration Statement on Form S-1, No. 33-92050)



10.34 Software License Agreement between the Company and Banca Commerciale Italiana (Exhibit 10.34 to the Company's
          Registration Statement on Form S-1, No. 33-92050)


10.35     Form of Indemnification Agreement (Exhibit 10.35 to the
          Company's Registration Statement on Form S-1, No. 33-92050)


10.36*     First Amendment to Stock Option and Restricted Stock Purchase
           Plan (Exhibit 10.1 to the Company's Report on Form 10-Q for the
           Quarterly Period Ended June 30, 1995, No. 0-26194)


10.37      Lease for additional space at the Company's Cary, N.C.
           headquarters (Exhibit 10.2 to the Company's Registration
           Statement on Form S-1, No. 33-92050)


10.38      Sublease of space at the Company's Cary, N.C. headquarters
           (Exhibit 10.3 to the Company's Registration Statement on Form
           S-1, No. 33-92050)


10.39      Credit Agreement and related Promissory Note between Seer
           Technologies, Inc. and NationsBank, N.A. and related Guaranty between the Company and WCAS, all dated July 15, 1996
           (Exhibit 10.39 to the Quarterly Report on Form 10-Q for the period ended June 30, 1996)


10.40      Second Consolidated Amendment Agreement dated July 19, 1996 between Seer Technologies, Inc. and NationsBank (Exhibit 10.40 to the Quarterly Report on Form 10-Q for the period ended June
           30, 1996)


10.41 Preferred Stock Purchase Agreement dated August 8, 1996, among the Company, WCAS and certain WCAS affiliates named therein (Exhibit 10.41 to the Quarterly Report on Form 10-Q for the period ended June 30, 1996)


10.42 Stock Agreement dated August 8, 1996, between the Company and WCAS (Exhibit 10.42 to the Quarterly Report on Form 10-Q for the period ended June 30, 1996)


10.43*     Employment Agreement, dated August 8, 1996, between the                E-5
           Company and Thomas A. Wilson


10.44      Third Consolidated Amendment Agreement dated August 20,                E-7
           1996 between Seer Technologies, Inc. and NationsBank


10.45*     Employment Agreement, dated September 23, 1996, between the           E-18
           Company and Steven Dmiszewicki


11.1       Statement Regarding Computation of Earnings per share                 E-21


21.1       Subsidiaries                                                          E-22


23.1       Consent of Coopers & Lybrand L.L.P. to incorporation of report        E-25
           of independent auditors in this Report into the Company's
           Registration Statement on Forms S-8, Nos. 33-97856 and 33-97858


27.1       Financial Data Schedule

______________
* Management contract or compensatory plan or agreement