Form 10-Q
period 1996-12-31
SEER TECHNOLOGIES INC /DE
filed 1997-02-14
CIK 945127

------------------------------------------------------------------------------
                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
	OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended December 31, 1996

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

           Class                          Outstanding at February 7, 1997
Common Stock, $0.01 par value                  11,687,465 shares

------------------------------------------------------------------------------

                           SEER TECHNOLOGIES, INC.

                                   Index


							 				    Page
PART I.  Financial Information                                       Number

Item 1.  Consolidated Financial Statements:

         Consolidated balance sheets as of December 31, 1996
           (unaudited)and September 30, 1996                            3

         Consolidated statements of operations (unaudited)
            for the three months ended December 31,
            1996 and 1995                                               4

         Consolidated statements of cash flows (unaudited)
            for the three months ended December 31, 1996 and 1995       5

         Notes to consolidated financial statements (unaudited)         6


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                      8


PART II. Other Information                                             13


SIGNATURES                                                             14



PART I.   Financial Information
Item 1.   Financial Statements

                          SEER TECHNOLOGIES, INC.
                        CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                 December 31,    September 30,
                                                     1996            1996
                                                 ( unaudited )
                                                 -------------   -------------
ASSETS
  Cash and cash equivalents                         $1,775              $377
  Trade accounts receivable, less allowance
    for doubtful accounts                           31,547            42,938
  Prepaid expenses and other current assets          3,322             4,116
  Deferred income taxes                              4,618             4,621
                                                 -----------       -----------
    Total current assets                            41,262            52,052

  Trade accounts receivable, net                     2,236             3,803
  Property and equipment, net                        5,988             6,459
  Capitalized software costs, net                    2,952             3,057
  Deferred income taxes                             12,971            12,971
  Other assets                                         460               462
                                                 -----------       -----------
    Total assets                                   $65,869           $78,804
                                                 ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Notes payable, due on demand                     $14,722          $14,379
  Accounts payable                                   2,791            3,487
  Accrued expenses:
    Compensation                                     2,907            3,920
    Commissions                                      2,902            4,401
    Other                                            8,226            8,463
  Deferred revenue                                   8,186           10,853
  Income taxes payable                               2,974            2,586
                                                  ----------       ----------
    Total current liabilities                       42,708           48,089

  Deferred revenue                                   1,301              662

  Stockholders' equity:
    Series A convertible preferred stock,
      $.01 par value                                    21               21
    Common stock, $0.01 par value                      117              116
    Additional paid-in-capital -
      preferred stock                               12,281           12,281
    Additional paid-in-capital -
      common stock                                  57,750           57,544
    Cumulative translation adjustments                (585)            (505)
    Accumulated deficit                            (47,724)         (39,404)
                                                  ----------      -----------
    Total stockholders' equity                      21,860           30,053
                                                  ----------      -----------
    Total liabilities and stockholders' equity     $65,869          $78,804
                                                  ==========      ===========


The accompanying notes are an integral part of the consolidated financial statements.

                         SEER TECHNOLOGIES, INC.
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except per share amounts)
                              (unaudited)


                                                      Three Months Ended
                                                         December 31,
                                                        1996      1995
                                                      --------  --------
Revenue:
  Software products                                    $6,146    $7,039
  Maintenance                                           3,137     2,827
  Services                                             13,842    10,777
                                                      --------  --------
    Total operating revenue                            23,125    20,643

Cost of revenue:
  Software products                                       325       260
  Maintenance                                           2,109     1,772
  Services                                             10,761     8,642
                                                      --------  --------
    Total cost of revenue                              13,195    10,674

Gross profit                                            9,930     9,969

Operating expenses:
  Sales and marketing  	                                6,904    11,250
  Research and product
     development                                        3,398     4,165
  General and administrative                            6,732     2,763
  Restructuring charges                                   500         -
                                                      --------  --------
     Total operating expenses                          17,534    18,178
                                                      --------  --------
     Loss from operations                              (7,604)   (8,209)

Other income (expense):
  Interest income                                         154       228
  Interest expense                                       (411)        -
                                                      --------  --------
    Other income (expense), net                          (257)      228
                                                      --------  --------

Loss before provision
  for income taxes                                     (7,861)   (7,981)

Income tax provision (benefit)                            409    (2,558)
                                                      --------  --------

    Net loss                                          $(8,270)  $(5,423)
                                                      ========  ========

Primary loss per common share                          $(0.71)   $(0.48)
                                                      ========  ========
Weighted average common
  shares outstanding                                   11,624    11,363
                                                      ========  ========


The accompanying notes are an integral part of the consolidated financial statements.


                          SEER TECHNOLOGIES, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (in thousands)
                               (unaudited)


                                                     Three Months Ended
                                                        December 30,
                                                       1996      1995
                                                      ------    ------
Cash flows from operating activities:
  Net loss                                         $ (8,270)  $ (5,423)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
    Depreciation and amortization                      1,206       951
    Deferred income taxes                                  3    (3,192)
    Provision for uncollectible accounts               3,800      (158)
    Changes in assets and liabilities:
      Trade accounts receivable                        9,062     4,431
      Prepaid expenses and other assets                  695      (333)
      Accounts payable, accrued expenses,
         and income taxes payable                     (3,057)   (6,668)
      Deferred revenue                                (2,028)       69
                                                     --------  --------
        Net cash provided by (used in)
          operating activities                         1,411   (10,323)

Cash flows from investing activities:
  Purchases of property and equipment                   (338)     (910)
  Capitalization of software development costs          (190)     (243)
                                                     --------  --------
        Net cash used in investing activities           (528)   (1,153)

Cash flows from financing activities:
  Issuance of common shares                              256       164
  Repurchase of common shares                           (100)        -
  Net borrowings under line of credit                    343     1,000
                                                     --------  --------
        Net cash provided by financing activities        499     1,164

Effect of exchange rate changes on cash                   16       (12)
                                                     --------  --------

        Net increase (decrease) in cash and
          cash equivalents                             1,398   (10,324)

Cash and cash equivalents:
  Beginning of period                                    377    13,650
                                                     --------  --------
  End of period                                      $ 1,775    $3,326
                                                     ========  ========


The accompanying notes are an integral part of the consolidated financial statements.


                         SEER TECHNOLOGIES, INC.
              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                              (unaudited)


Note 1.  Interim Financial Statements

The accompanying unaudited financial statements for the first quarter of fiscal year 1997 should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for fiscal year 1996. The Company's fiscal year ends September 30. The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for other interim periods or for the full fiscal year. In the opinion of management, the information contained herein reflects all adjustments necessary for a fair statement of the interim results of operations. All such adjustments are of a normal, recurring nature, except for a write-down of $3.8 million for a receivable which was determined to be uncollectible and a $.5 million restructuring charge related primarily to employee severance benefits and the consolidation of leased facilities.

Certain prior period amounts in the accompanying financial statements have been reclassified to conform to the current period presentation.


Note 2.  Loss Per Share

Primary loss per share is computed based upon the weighted average number of common shares outstanding. Common equivalent shares consist of stock options for the first quarter of fiscal year 1996 and stock options, restricted stock, and Series A convertible preferred stock for the first quarter of fiscal year 1997. Common equivalent shares are not included in the per share calculations since the effect of their inclusion would be antidilutive on the loss per share calculations. Presentation of fully diluted earnings per share is not required for the periods presented.


Note 3.  Income Taxes

The Company's effective tax rate differs from the statutory rate primarily due to the fact that an income tax benefit was not recorded for the net loss for the first quarter of fiscal year 1997. It is the opinion of management that the Company has recorded sufficient deferred tax assets to offset potential future taxable income. The Company will continue to assess the realization of deferred tax assets on an ongoing basis.

The provision expense for the first quarter of fiscal year 1997 is primarily related to income taxes from profitable foreign operations and foreign withholding taxes.


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


Note 5.  Subsequent Event

In late January, 1997 the Company entered into an agreement with its former Chief Technical Officer, whereby it transferred the technology for three uncompleted products to a new corporation founded by the former Chief Technical Officer. The technology transferred was not a part of the Company's strategic plans, and it had been determined that the Company would not spend any further development efforts on the products. The new corporation intends to complete development of the products, after which they
may be sold through the Company's sales force.   The Company owns a minority
interest in the new corporation.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

Seer Technologies, Inc. (the "Company"), designs, develops, markets and supports software products and related services that enable its customers to create, distribute and manage large-scale mission-critical information processing applications that utilize client/server technologies. The Company's application development tools, related software products and consulting services reduce the time, cost and risk involved in developing, deploying and maintaining complex client/server applications and enable efficient integration of those applications with the customer's existing systems.

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

The Company's revenues vary from quarter to quarter, with the largest portion of revenue typically recognized in the last month of each fiscal quarter and the third and fourth quarters of each fiscal year. The Company believes that these patterns are partly attributable to the Company's sales commission policies, which compensate sales personnel for meeting or exceeding quarterly and annual quotas, and to the budgeting and purchasing cycles of customers. Furthermore, as the size of individual sales is generally large, a single customer may have a significant impact on a quarter. In addition, the substantial commitment of executive time and financial resources historically required of a potential customer to make a decision to purchase the Company's products increases the risk of quarter-to-quarter fluctuations. The Company typically does not have any material backlog of unfilled software orders, and product revenue in any quarter is substantially dependent upon orders received in that quarter. Because the Company's operating expenses are based on anticipated revenue levels and are relatively fixed over the short term, variations in the timing of recognition of revenue can cause significant variations in operating results from quarter to quarter. Fluctuations in operating results may result in volatility in the price of the Company's common stock.

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


Results of Operations

The following table sets forth, for the periods indicated, the Company's unaudited results of operations expressed as a percentage of revenue:


                                                        Three months ended
                                                            December 31,
                                                           1996      1995
                                                         --------  --------
Revenue:
  Software products                                        26.6 %    34.1 %
  Maintenance                                              13.5 %    13.7 %
  Services                                                 59.9 %    52.2 %
                                                         --------  --------
    Total                                                 100.0 %   100.0 %

Cost of revenue:
  Software products                                         1.4 %     1.3 %
  Maintenance                                               9.1 %     8.6 %
  Services                                                 46.5 %    41.9 %
                                                         --------  --------
    Total                                                  57.0 %    51.8 %

Gross profit                                               43.0 %    48.2 %

Operating expenses:
  Sales and marketing                                      29.9 %    54.5 %
  Research and product development                         14.7 %    20.2 %
  General and administrative                               29.1 %    13.4 %
  Restructuring charges                                     2.2 %       -
                                                         --------  --------
    Total                                                  75.9 %    88.1 %

Other income (expense), net                                (1.1)%     1.1 %
                                                         --------  --------

Loss before taxes                                         (34.0)%   (38.8)%

Income tax provision (benefit)                              1.8 %   (12.4)%
                                                         --------  --------

Net loss                                                  (35.8)%   (26.4)%
                                                         ========  ========



The following table sets forth unaudited data for total revenue by country of origin as a percentage of total revenue for the periods indicated:

                                                        Three months ended
                                                            December 31,
                                                           1996      1995
                                                         --------  --------
United States                                              30.5%     24.9%
Mexico/Canada                                               2.4%     18.6%
South America                                               5.7%      2.6%
Europe                                                     53.5%     42.8%
Middle East/Africa                                          2.5%      6.4%
Asia Pacific                                                5.4%      4.7%
                                                         --------  --------
                                                          100.0%    100.0%
                                                         ========  ========

Revenue. The Company's total revenue increased 12% compared to the first quarter of fiscal year 1996. The increase was primarily attributable to an increase in services and maintenance revenues, which were somewhat offset by a decrease in software revenue.

Software products. Software products revenue decreased 13% or $900,000 from the first quarter of fiscal year 1996. However, software product sales to new customers as a percentage of total software products revenue increased from 3% in the first quarter of fiscal year 1996 to 75% for the same period of fiscal year 1997. Management is implementing changes in its business practices which include attempting to better align products to customer needs and the establishment of long-term "partnerships" between the Company and its customers. It is the opinion of management that these changes may lead to lower software revenue in the near-term but should enhance the Company's long-term prospects for profitability.

Maintenance. Maintenance revenue increased 11% for the first quarter of fiscal year 1997 as compared to the same quarter of fiscal year 1996. The increase is primarily a result of software sold to both new and existing customers during fiscal year 1996.

Services. Services revenue for the first quarter of fiscal year 1997 increased 28% compared to the first quarter of fiscal year 1996, primarily as a result of an increase in customer demand for consulting services related to license sales made in prior fiscal years.

Gross Profit. Total gross profit for the first quarter of fiscal year 1997 remained relatively unchanged from the first quarter of fiscal year 1996. Total gross margin decreased to 43% for the first quarter of fiscal year 1997 as compared to 48% for the comparable period in fiscal year 1996. The decrease in gross margin is primarily due to the decrease in software revenue as a percentage of total revenue from the 1996 period.

Software gross margin decreased to 95% for the first quarter of fiscal year 1997 as compared to 96% for the comparable periods in fiscal year 1996 due to an increase in the amortization of capitalized software costs.

Maintenance gross margins decreased approximately 4% (33% for the first quarter of fiscal year 1997 compared to 37% for the comparable period in fiscal year 1996). The decline in maintenance gross margins from the first quarter of fiscal year 1996 was primarily due to the Company's focus on customer satisfaction which resulted in increases in costs associated with headcount and other expenses to support this initiative.

Services margins for the first quarter of fiscal year 1997 increased to 22% as
compared to 20% for the comparable period of fiscal year 1996.   The increase
in services margin is primarily a result of better utilization of billable resources, which increased services revenue with a smaller increase in related expenses.


Sales and Marketing Expense. Sales and marketing expense decreased 39% for the first quarter of fiscal year 1997 as compared to the same period of fiscal year 1996. The decrease is the result of the reduction of the Company's sales force, primarily in Europe and the Americas, to reflect progressive changes in the Company's business model as well as make the sales process more efficient. Average sales and marketing headcount has decreased 32% from the first quarter of fiscal year 1996. Additionally, sales expense for the first quarter of fiscal year 1996 included $1.1 million in commissions to IBM for sales of the Company's software products made by IBM in Latin and South America. Sales in Latin and South America made during the first quarter of fiscal year 1997 were on a direct basis, and therefore, no commissions were payable to IBM.


Research and Product Development Expense.   Research and development expense
decreased 18% in the first quarter of fiscal year 1997 compared to the same period of the prior fiscal year. This decrease is primarily a result of a 15% decrease in personnel and a reduction in costs associated with the use of certain computer equipment.


General and Administrative Expense.   General and administrative expenses for
the first quarter of fiscal year 1997 were most significantly impacted by the recording of a $3.8 million reserve of accounts receivable for an account which was determined to be uncollectible. Excluding this adjustment, general and administrative expenses for the first quarter of fiscal year 1997 increased 6% over the comparable period of fiscal year 1996. This change was caused by an increase in costs for professional services and computer equipment which were offset by savings in personnel-related costs due to a decrease in headcount.


Restructuring Charges. The Company recorded $.5 million of restructuring expenses related primarily to severance benefits and the consolidation of leased facilities.


Income Taxes. Income taxes increased from a benefit of ($2.6) million for the first quarter of fiscal year 1996 to an expense of $.4 million for the same period of fiscal year 1997, primarily because an income tax benefit was not recorded for the net loss for the first quarter of fiscal year 1997. Additionally, there was a 10% increase in the level of foreign taxes withheld from the first quarter of fiscal year 1996 to the same period in fiscal year 1997. The Company believes that sufficient deferred tax assets are reflected in the Consolidated Balance Sheet to offset future potential taxable income. The Company will continue to assess the realization of existing deferred tax assets on an ongoing basis.



Liquidity and Capital Resources

Cash flow provided by operations for the first quarter of fiscal year 1997 increased significantly in comparison to the prior year period due to the Company's focus on reducing spending and improving collection of outstanding accounts receivable. Expenses have been reduced through a decrease in personnel since the third quarter of fiscal year 1996, a reevaluation of existing leased office space, and a concerted effort to reduce other types of spending.

Due to the payment terms of certain software contracts, a portion of the related receivables are classified as non-current assets. As of December 31, 1996, the Company has evaluated the collectibility of the non-current receivables based upon the customers' prior payment history and determined that the receivables are collectible.

During the first quarter of fiscal year 1996, $3.2 million in current deferred tax assets were recorded for the future realization of the operating loss of approximately $8 million. No deferred tax assets were recorded in the current period due to uncertainty of their realization. The Company will continue to assess the realization of existing deferred tax assets on an ongoing basis.

Cash used by investing activities decreased 54% for the first quarter of 1997 compared to the same period of fiscal year 1996. This decrease is primarily a result of a decrease in the purchases of property and equipment due to a focus on reducing spending. As of December 31, 1996, the Company did not have any material commitments for capital expenditures.

The 57% decrease in cash provided by financing activities for the first quarter of 1997 compared to the same period of fiscal year 1996 resulted primarily from an decrease in net borrowings under the Company's line of credit afforded by the increased collections on accounts receivable and reduced spending.

At December 31, 1996, the Company maintained two credit facilities (the "Revolving Facility" and the "Guaranteed Facility") which provide for combined borrowings of up to $32.5 million for working capital purposes based on the Company's eligible accounts receivable, as defined in the loan agreements.
The Revolving Facility allows for borrowings of up to $20 million, bears interest at the London Interbank Offered Rate ("LIBOR") plus 3.0% and is collateralized by the Company's accounts receivable and other assets. The Guaranteed Facility allows for borrowings of up to $12.5 million and bears interest at LIBOR plus 1.25% or the higher of .5% plus the prime rate quoted by the Federal Reserve, depending on the type of advance, as defined in the loan agreement. The Guaranteed Facility is guaranteed by the Company's principal stockholder, Welsh, Carson, Anderson, & Stowe VI, L.P. ("WCAS"),
pursuant to an agreement with the Company.   Borrowings are made under the
facilities based upon a ratio, defined in the loan agreements, which varies with the Company's tangible net worth. The facilities require the Company's compliance with various covenants, which among other things, require the Company to maintain a minimum tangible net worth and limit the amount of dividends and other payments by the Company. As of December 31, 1996, the Company had outstanding borrowings of $7.9 million under the Revolving Facility and $6.8 million under the Guaranteed Facility. The interest rates for the Revolving Facility and the Guaranteed Facility were 8.5% and 8.25%, respectively, at December 31, 1996. The facilities expire on September 30, 1997. The Company intends to renegotiate and extend the credit facilities; however, there can be no assurance that the credit facilities can be extended on acceptable terms.



In addition, the Company had a line of credit as of December 31, 1996 of up to $3.5 million available to enter into foreign exchange contracts. The aggregate notional amount of foreign exchange contracts outstanding under this facility cannot exceed $23.3 million. At December 31, 1996 the aggregate notional amount of foreign exchange contracts outstanding was $9.6 million.

The Company believes that existing cash on hand and additional borrowings under the line of credit will be sufficient to finance its operations and expected working capital and capital expenditure requirements for at least the next twelve months. Thereafter, the Company's liquidity will depend upon the results of future operations, as well as available sources of financing.
There can be no assurance that the Company will be able to meet its loan covenants, achieve its operating plan or, if needed, obtain additional financing on acceptable terms, and the failure to do so may have an adverse impact on the Company's business and operations.




PART II.  Other Information


     Item 1.  Legal Proceedings

     In November 1996, the Company filed a lawsuit against IBM de Mexico S.A. de C.V.("IBM Mexico") seeking to collect amounts due for software and services purchased by IBM Mexico for its customer Instituto Mexicano Del Seguro Social. In early January, IBM Mexico served the Company with its answer and defenses to the lawsuit and a counterclaim against the Company. IBM Mexico alleges in its counterclaim that the Company failed to deliver proper services under its contract with IBM Mexico. The Company has responded to the counterclaim and the suits have now moved into the evidence gathering stage. It is too early in the cases to determine the likelihood of success on the suit or the counterclaim. The Company intends to vigorously pursue its case against IBM Mexico and vigorously defend against the counterclaim.


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


				      SEER TECHNOLOGIES, INC.


                              /s/ Thomas A. Wilson
Date: February 14, 1997      ..............................................
                              Thomas A. Wilson
                              President and Chief Executive Officer



                              /s/ Steven Dmiszewicki
Date: February 14, 1997       ..............................................
                              Steven Dmiszewicki
                              Senior Vice President and Chief
                                Financial Officer





