Form 10-Q
period 1997-03-31
SEER TECHNOLOGIES INC /DE
filed 1997-05-15
CIK 945127

------------------------------------------------------------------------------
                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
	OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended March 31, 1997

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

           Class                          Outstanding at May 9, 1997
Common Stock, $0.01 par value                  11,700,952 shares

------------------------------------------------------------------------------

                           SEER TECHNOLOGIES, INC.

                                   Index


                                                                      Page
PART I.  Financial Information                                       Number

Item 1.  Consolidated Financial Statements:

         Consolidated balance sheets as of March 31, 1997
           (unaudited)and September 30, 1996                            3

         Consolidated statements of operations (unaudited)
            for the three months and year-to-date periods
            ended March 31, 1997 and 1996                               4

         Consolidated statements of cash flows (unaudited)
            for the six months ended March 31, 1997 and 1996            5

         Notes to consolidated financial statements (unaudited)         6


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                      8


PART II. Other Information                                             13


SIGNATURES                                                             15



PART I.   Financial Information
Item 1.   Financial Statements

                          SEER TECHNOLOGIES, INC.
                        CONSOLIDATED BALANCE SHEETS
                                 (in thousands)




                                                   March 31,     September 30,
                                                     1997            1996
                                                 ( unaudited )
                                                 -------------   -------------
ASSETS

  Cash and cash equivalents                         $  889              $377
  Trade accounts receivable, less allowance
    for doubtful accounts of $4,793 and $9,351
    at March 31, 1997 and September 30, 1996,
    respectively                                    33,035            42,938
  Prepaid expenses and other current assets          1,763             4,116
  Deferred income taxes                              4,618             4,621
                                                 -----------       -----------
    Total current assets                            40,305            52,052

  Trade accounts receivable, net                     1,696             3,803
  Property and equipment, net                        5,332             6,459
  Capitalized software costs, net                    2,964             3,057
  Deferred income taxes                             12,971            12,971
  Other assets                                         444               462
                                                 -----------       -----------
    Total assets                                   $63,712           $78,804
                                                 ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Notes payable, due on demand                     $20,200          $14,379
  Accounts payable                                   3,020            3,487
  Accrued expenses:
    Compensation                                     1,588            3,920
    Commissions                                        955            4,401
    Other                                            6,994            8,463
  Deferred revenue                                   7,445           10,853
  Income taxes payable                               2,823            2,586
                                                  ----------       ----------
    Total current liabilities                       43,025           48,089

  Deferred revenue                                     961              662

  Stockholders' equity:
    Series A convertible preferred stock,
      $.01 par value                                    21               21
    Common stock, $0.01 par value                      117              116
    Additional paid-in-capital                      70,205           69,825
    Cumulative translation adjustments                (457)            (505)
    Accumulated deficit                            (50,160)         (39,404)
                                                  ----------      -----------
    Total stockholders' equity                      19,726           30,053
                                                  ----------      -----------
    Total liabilities and stockholders' equity     $63,712          $78,804
                                                  ==========      ===========


The accompanying notes are an integral part of the consolidated financial statements.

                         SEER TECHNOLOGIES, INC.
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except per share amounts)
                              (unaudited)




                                Three Months Ended     Six Months Ended
                                     March 31              March 31
                                  1997       1996       1997      1996
                                --------   --------   --------  --------
Revenue:
  Software license              $ 7,272    $ 8,507    $13,418   $15,546
  Maintenance                     3,900      3,204      7,037     6,032
  Services                       12,940     13,284     26,782    24,062
                                --------   --------   --------  --------
    Total operating revenue      24,112     24,995     47,237    45,640

Cost of revenue:
  Software products                 336        271        661       531
  Maintenance                     2,013      2,171      4,122     3,955
  Services                        9,881     11,645     20,642    20,288
                                --------   --------   --------  --------
    Total cost of revenue        12,230     14,087     25,425    24,774

Gross profit                     11,882     10,908     21,812    20,866

Operating expenses:
  Sales and marketing  	          7,662     11,725     14,566    22,963
  Research and product
     development                  3,207      4,435      6,605     8,600
  General and administrative      2,704      2,508      9,436     5,267
  Restructuring charges             -          -          500       -
                                --------   --------   --------  --------
     Total operating expenses    13,573     18,668     31,107    36,830
                                --------   --------   --------  --------
Loss from operations             (1,691)    (7,760)    (9,295)  (15,964)

Other income (expense):
  Interest income                   105        188        259       416
  Interest expense                 (411)      (131)      (822)     (134)
                                --------   --------   --------  --------
    Other income (expense), net    (306)        57       (563)      282
                                --------   --------   --------  --------

Loss before provision
 for income taxes                (1,997)    (7,703)    (9,858)  (15,682)

Income tax provision (benefit)      439     (2,774)       848    (5,332)
                                --------   --------   --------  --------

    Net loss                    $(2,436)    $4,929   $(10,706) $(10,350)
                                ========   ========   ========  ========

Primary loss per common
 and common equivalent
 share                           $(0.21)    $(0.43)    $(0.92)   $(0.91)
                                ========   ========   ========  ========
Weighted average common and
  common equivalent shares
  outstanding                    11,687     11,425     11,655    11,394
                                ========   ========   ========  ========


The accompanying notes are an integral part of the consolidated financial statements.

                          SEER TECHNOLOGIES, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (in thousands)
                               (unaudited)


                                                      Six Months Ended
                                                         March 31,
                                                       1997      1996
                                                      ------    ------
Cash flows from operating activities:
  Net loss                                          $(10,706)  $(10,350)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
    Depreciation and amortization                      2,384     1,987
    Deferred income taxes                                  3    (6,271)
    Provision for uncollectible taxes                  4,040       527
    Changes in assets and liabilities:
      Trade accounts receivable                        8,031    (5,978)
      Prepaid expenses and other assets                2,170      (263)
      Accounts payable, accrued expenses,
         and income taxes payable                     (7,365)   (4,974)
      Deferred revenue                                (3,109)    4,607
                                                     --------  --------
        Net cash used in operating activities         (4,552)  (20,715)

Cash flows from investing activities:
  Purchases of property and equipment                   (467)   (1,933)
  Capitalization of software development costs          (494)     (466)
                                                     --------  --------
        Net cash used in investing activities           (961)   (2,399)

Cash flows from financing activities:
  Issuance of common shares                              319       243
  Repurchase of common shares                           (100)        -
  Net borrowings under line of credit                  5,821    10,500
                                                     --------  --------
        Net cash provided by financing activities      6,040    10,743

Effect of exchange rate changes on cash                  (15)      (16)
                                                     --------  --------

        Net increase (decrease) in cash and
          cash equivalents                               512   (12,387)

Cash and cash equivalents:
  Beginning of period                                    377    13,650
                                                     --------  --------
  End of period                                      $   889    $1,263
                                                     ========  ========


The accompanying notes are an integral part of the consolidated financial statements.


                         SEER TECHNOLOGIES, INC.
              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                              (unaudited)


Note 1.  Interim Financial Statements

The accompanying unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for fiscal year 1996. The Company's fiscal year ends September 30. The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for other interim periods or for the full fiscal year. In the opinion of management, the information contained herein reflects all adjustments necessary for a fair statement of the interim results of operations. All such adjustments are of a normal, recurring nature, except for a write-down of $3.8 million for a receivable which was determined to be uncollectible and a $.5 million restructuring charge related primarily to employee severance benefits and the consolidation of leased facilities, both of which were recorded in the first quarter of fiscal year 1997.

Certain prior period amounts in the accompanying financial statements have been reclassified to conform to the current period presentation.


Note 2.  Loss Per Share

Primary loss per share is computed based upon the weighted average number of common shares outstanding. Common equivalent shares consist of stock options for the first and second quarters of fiscal year 1996 and stock options, restricted stock, and Series A convertible preferred stock for the first and second quarters of fiscal year 1997. Common equivalent shares are not included in the per share calculations since the effect of their inclusion would be antidilutive on the loss per share calculations. Presentation of fully diluted earnings per share is not required for the periods presented.

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), which is required to be adopted for financial statements issued after December 15, 1997. At that time, the Company will change the method currently used to compute earnings per share and restate all prior periods presented. The Company does not expect the adoption of SFAS No. 128 to have a material impact on the Company's financial condition or results of operations.


Note 3.  Income Taxes

The Company's effective tax rate differs from the statutory rate primarily due to the fact that an income tax benefit was not recorded for the net loss for the first two quarters of fiscal year 1997. A deferred tax asset has not been recorded for the first two quarters of fiscal year 1997 due to the uncertainty of its realization. Management believes that it is more likely than not that the realization of deferred tax assets recorded in prior fiscal years will occur in the future based on current earnings forecasts, tax planning strategies, and reversals of book-tax timing differences. The Company will continue to assess the realization of deferred tax assets on an ongoing basis.

Income tax expense for the second quarter and year-to-date period of fiscal year 1997 is primarily related to income taxes from profitable foreign operations and foreign withholding taxes.

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


Note 5.  Credit Facilities

At March 31, 1997, the Company maintained two credit facilities (the "Revolving Facility" and the "Guaranteed Facility") which provide for combined borrowings of up to $32.5 million for working capital purposes based on the Company's eligible accounts receivable, as defined in the loan agreements.
The Revolving Facility allows for borrowings of up to $20 million, bears interest at the London Interbank Offered Rate ("LIBOR") plus 3.0% and is collateralized by the Company's accounts receivable and other assets. The Guaranteed Facility allows for borrowings of up to $12.5 million and bears interest at LIBOR plus 1.25% or the higher of .5% plus the prime rate quoted by the Federal Reserve, depending on the type of advance, as defined in the loan agreement. The Guaranteed Facility is guaranteed by the Company's principal stockholder, Welsh, Carson, Anderson, & Stowe VI, L.P. ("WCAS"),
pursuant to an agreement with the Company.   Borrowings are made under the
facilities based upon a ratio, defined in the loan agreements, which varies with the Company's tangible net worth. The facilities require the Company's compliance with various covenants, which among other things, require the Company to maintain a minimum tangible net worth and limit the amount of dividends and other payments by the Company. As of March 31, 1997, the Company had outstanding borrowings of $10.6 million under the Revolving Facility and $9.6 million under the Guaranteed Facility. The interest rates for the Revolving Facility and the Guaranteed Facility were 8.5% and 8.25%, respectively, at March 31, 1997.

During March, 1997, the Company entered into a new credit facility agreement with a commercial lender. Under the new loan agreement, the Company can borrow up to $25 million at an interest rate of LIBOR plus 5%. The availability of funds under this line is based on eligible accounts receivable as defined in the loan agreement. The collateral under the loan agreement is the Company's accounts receivable, equipment, and intangibles. The loan is due on demand and will terminate on March 31, 1998. The line of credit is automatically renewed for successive additional terms of one year each, unless terminated by either party. At March 31, 1997, there was no outstanding balance under the new credit facility. Subsequent to March 31, 1997, the Company borrowed funds under the new loan agreement to pay off the outstanding balance of its Revolving Facility. There are no other specific financial covenants, except for one which requires the outstanding balance of the new credit facility to always exceed borrowings under the Company's Guaranteed Facility.



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


Results of Operations

The following table sets forth, for the periods indicated, the Company's unaudited results of operations expressed as a percentage of revenue:


                                    Three months ended   Six months ended
                                        March 31,            March 31,
                                      1997      1996       1997      1996
                                    --------  --------   --------  --------
Revenue:
  Software products                   30.2 %    34.0 %     28.4 %    34.1 %
  Maintenance                         16.2 %    12.8 %     14.9 %    13.2 %
  Services                            53.6 %    53.2 %     56.7 %    52.7 %
                                    --------  --------   --------  --------
    Total                            100.0 %   100.0 %    100.0 %   100.0 %

Cost of revenue:
  Software products                    1.4 %     1.1 %      1.4 %     1.2 %
  Maintenance                          8.3 %     8.7 %      8.7 %     8.7 %
  Services                            41.0 %    46.6 %     43.7 %    44.4 %
                                    --------  --------   --------  --------
    Total                             50.7 %    56.4 %     53.8 %    54.3 %

Gross profit                          49.3 %    43.6 %     46.2 %    45.7 %

Operating expenses:
  Sales and marketing                 31.8 %    46.9 %     30.8 %    50.3 %
  Research and product development    13.3 %    17.7 %     14.0 %    18.9 %
  General and administrative          11.2 %    10.0 %     20.0 %    11.5 %
  Restructuring charges                 -         -         1.1 %      -
                                    --------  --------   --------  --------
    Total                             56.3 %    74.6 %     65.9 %    80.7 %

Other income (expense), net           (1.3)%     0.2 %     (1.2)%     0.6 %
                                    --------  --------   --------  --------

Loss before taxes                     (8.3)%   (30.8)%    (20.9)%   (34.4)%

Income tax provision (benefit)         1.8 %   (11.1)%      1.8 %   (11.7)%
                                    --------  --------   --------  --------

Net loss                             (10.1)%   (19.7)%    (22.7)%   (22.7)%
                                    ========  ========   ========  ========


The following table sets forth unaudited data for total revenue by country of origin as a percentage of total revenue for the periods indicated:


                                    Three months ended   Six months ended
                                        March 31,            March 31,
                                      1997      1996       1997      1996
                                    --------  --------   --------  --------
United States                         39.5%     31.4%      35.1%     28.5%
Mexico/Canada                          2.6%      3.8%       2.5%     10.4%
South America                          2.0%      4.0%       3.8%      3.4%
Europe                                49.3%     50.2%      51.4%     46.9%
Middle East/Africa                     1.6%      1.7%       2.0%      3.8%
Asia Pacific                           5.0%      8.9%       5.2%      7.0%
                                    --------  --------   --------  --------
                                     100.0%    100.0%     100.0%    100.0%
                                    ========  ========   ========  ========


Revenue. The Company's total revenue decreased 3.5% in the second quarter and increased 3.5% for the year-to-date period of fiscal year 1997 as compared to the same periods of fiscal year 1996. In the year-to-date period, software revenue decreased from 34% to 28% of total revenue, maintenance revenue increased from 13% to 15% of total revenue, and services revenue increased from 53% to 57% of total revenue in comparison to the first half of fiscal year 1996.

Software products. Software products revenue decreased 15% in the second quarter and 14% in the year-to-date period of fiscal year 1997 as compared to the same periods of fiscal year 1996. Management is implementing changes in its business practices which include attempting to better align products to customer needs and the establishment of long-term "partnerships" between the
Company and its customers.   As a result of these and other changes, software
product sales to new customers as a percentage of total software products revenue increased from 1% in the year-to-date period of fiscal year 1996 to
62% for the same period of fiscal year 1997.   Management believes that
although these changes may lead to lower software revenue in the near-term, they should lead to enhanced long-term profitability as greater emphasis is placed on increasing the total number of partnerships, rather than large individual transactions.

Maintenance. Maintenance revenue increased 22% for the second quarter and 17% for the year-to-date period of fiscal year 1997 as compared to the same periods of fiscal year 1996. The increase is primarily a result of maintenance services associated with software sold to both new and existing customers during fiscal year 1996 and the first quarter of fiscal year 1997.

Services. Services revenue decreased 3% in the second quarter and increased 11% in the year-to-date period of fiscal year 1997 as compared to the same periods of fiscal year 1996. The increase in the year-to-date period is primarily related to an increase in customer demand for assistance developing applications utilizing the Company's licensed products from license sales made in both the current and prior fiscal years.

Gross Profit. Total gross profit for the second quarter and the year-to-date periods of fiscal year 1997 increased nearly $1 million from the same periods of fiscal year 1996. Total gross margin increased to 49% for the second quarter of fiscal year 1997 as compared to 44% for the second quarter of fiscal year 1996. The gross margin is 46% for both the 1997 and 1996 year-to date periods. The gross margin remains relatively unchanged due to significantly higher margins in maintenance and services, which are offset by a decrease in the software revenue as a percentage of total revenue from the 1996 period.

Software gross margin decreased to 95% for the second quarter and year-to-date periods of fiscal year 1997 as compared to 97% for the comparable periods in fiscal year 1996 due to an increase in the amortization of capitalized software costs.

Maintenance gross margins increased from 32% to 48% for the second quarter and from 34% to 41% in the year-to-date period from fiscal year 1996 to fiscal year 1997. The increase in maintenance gross margins in the first half of fiscal year 1997 is primarily due to a reduction in commissions paid to IBM, which supplies certain levels of maintenance services to European customers. In prior fiscal years, the fees related to this contract were based on a percentage of the total software and maintenance revenues in Europe. During the second quarter of fiscal year 1997, the contract was renegotiated to a fixed fee arrangement. The contract renegotiation has also significantly impacted the Company's accrued expenses and prepaid assets in the Consolidated Balance Sheets.

Services margins increased to 24% in the second quarter and to 23% in the year-to-date period of fiscal year 1997 as compared to 12% and 16% for the
same periods of  fiscal year 1996.   The increase in services margin is
primarily a result of better utilization of billable resources, including employees and third-party contractors, and an increase in billing rates charged to customers.

Sales and Marketing Expense. In fiscal year 1997 sales and marketing expense decreased 35% for the second quarter and 37% in the year-to-date period as compared to the same periods of fiscal year 1996. The decreases are the result of the reduction of the Company's sales force, primarily in Europe and the Americas, to reflect progressive changes in the Company's business model,
as well as make the sales  process more efficient.   As compared to the second
quarter and the year-to-date period of fiscal year 1996, average sales and marketing headcount has decreased 32% in like periods of fiscal year 1997. Additionally, sales expense for the year-to-date period of fiscal year 1996 included $2.2 million in commissions to IBM for sales of the Company's software products made by IBM in Latin America and Europe. No such commissions were payable for sales in Latin America and Europe in the year-to date period of fiscal year 1997.

Research and Product Development Expense. In the second quarter and year-to date periods of fiscal year 1997, research and development expense decreased 28% and 23%, respectively, over the same periods of the prior fiscal year. This decrease is primarily a result of an 18% decrease in personnel and a reduction in costs associated with the use of certain computer equipment.

General and Administrative Expense. General and administrative expenses were most significantly impacted for the year-to-date period of fiscal year 1997 by the recording of a $3.8 million reserve of accounts receivable for an account which was determined to be uncollectible. Excluding this adjustment, general and administrative expenses for the year-to-date period of fiscal year 1997 increased 7% over the comparable period of fiscal year 1996. This change was caused by an increase in costs for leased computer equipment in the first quarter and an increase in costs for professional services in the year-to date period of fiscal year 1997.

Restructuring Charges. The Company recorded $.5 million of restructuring expenses related primarily to severance benefits and the consolidation of leased facilities during the first quarter of fiscal year 1997.

Income Taxes. Income tax expense increased from a benefit of ($2.8) million for the second quarter and ($5.3) million for the year-to-date periods of fiscal year 1996 to an expense of $.4 million and $.8 million for the same periods of fiscal year 1997, respectively, primarily because an income tax benefit was not recorded for the net loss incurred in the year-to-date period of fiscal year 1997 due to the uncertainty of their realization. Additionally, there was an increase in the level of foreign taxes withheld from both the second quarter and year-to-date periods of fiscal year 1996 to the same periods of fiscal year 1997.

A deferred tax asset has not been recorded for the first two quarters of fiscal year 1997 due to the uncertainty of its realization. Management believes that it is more likely than not the realization of deferred tax assets recorded in prior fiscal years will occur in the future based on current earnings forecasts, tax planning strategies, and reversals of book-tax timing differences. The Company will continue to assess the realization of existing deferred tax assets on an ongoing basis.


Liquidity and Capital Resources

Cash required to finance the Company's operations and capital expenditure requirements is provided primarily through operations and borrowings under the Company's credit facilities. Additionally, in the year-to-date period of fiscal year 1996, the Company was also meeting its cash needs with cash proceeds from its initial public offering completed in July, 1995.

At March 31, 1997, the Company maintained two credit facilities (the "Revolving Facility" and the "Guaranteed Facility") which provide for combined borrowings of up to $32.5 million for working capital purposes based on the Company's eligible accounts receivable, as defined in the loan agreements.
The Revolving Facility allows for borrowings of up to $20 million, bears interest at the London Interbank Offered Rate ("LIBOR") plus 3.0% and is collateralized by the Company's accounts receivable and other assets. The Guaranteed Facility allows for borrowings of up to $12.5 million and bears interest at LIBOR plus 1.25% or the higher of .5% plus the prime rate quoted by the Federal Reserve, depending on the type of advance, as defined in the loan agreement. The Guaranteed Facility is guaranteed by the Company's principal stockholder, Welsh, Carson, Anderson, & Stowe VI, L.P. ("WCAS"),
pursuant to an agreement with the Company.   Borrowings are made under the
facilities based upon a ratio, defined in the loan agreements, which varies with the Company's tangible net worth. The facilities require the Company's compliance with various covenants, which among other things, require the Company to maintain a minimum tangible net worth and limit the amount of dividends and other payments by the Company. As of March 31, 1997, the Company had outstanding borrowings of $10.6 million under the Revolving Facility and $9.6 million under the Guaranteed Facility. The interest rates for the Revolving Facility and the Guaranteed Facility were 8.5% and 8.25%, respectively, at March 31, 1997.

During March, 1997, the Company entered into a new credit facility agreement with a commercial lender. Under the new loan agreement, the Company can borrow up to $25 million at an interest rate of LIBOR plus 5%. The availability of funds under this line is based on eligible accounts receivable as defined in the loan agreement. The collateral under the loan agreement is the Company's accounts receivable, equipment, and intangibles. The loan is due on demand and will terminate on March 31, 1998. The line of credit is automatically renewed for successive additional terms of one year each, unless terminated by either party. At March 31, 1997, there was no outstanding balance under the new credit facility. Subsequent to March 31, 1997, the Company borrowed funds under the new loan agreement to pay off the outstanding balance of its Revolving Credit. There are no other specific financial covenants, except for one which requires the outstanding balance of the new credit facility to always exceed borrowings under the Company's Guaranteed Facility.

In addition, the Company had a line of credit as of March 31, 1997 of up to $3.5 million available to enter into foreign exchange contracts. The aggregate notional amount of foreign exchange contracts outstanding under this facility cannot exceed $23.3 million. At March 31, 1997 the aggregate notional amount of foreign exchange contracts outstanding was $17.9 million.

As a result of improvements in the timeliness of collections and reductions in spending, the Company reduced its net cash used in operations from $21 million to $5 million from the first half of fiscal year 1996 to the same period of fiscal year 1997. As a result of this decrease, the Company was able to decrease its net borrowings under its lines of credit by 45% in the first half of fiscal year 1997 as compared to the first half of fiscal year 1996. Additionally, in the first half of fiscal year 1996, the Company used approximately $13 million from its July, 1995 initial public offering to finance its operations.

Due to payment terms of certain software contracts, a portion of the related receivables are classified as non-current assets. As of March 31, 1997, the Company has evaluated the collectibility of the non-current receivables based upon the customers' prior payment history and determined that the receivables are collectible.

As of March 31, 1997, the Company did not have any material commitments for capital expenditures. During the second quarter of fiscal year 1997, the Company renewed its lease agreement for office space at its corporate headquarters for seven years beginning April, 1997. The new lease calls for minimum lease payments of approximately $8 million during its term.

The Company believes that existing cash on hand, cash provided by future operations, and additional borrowings under its lines of credit will be sufficient to finance its operations and expected working capital and capital expenditure requirements for at least the next twelve months. Thereafter, the Company's liquidity will depend upon the results of future operations, as well as available sources of financing. There can be no assurance that the Company will be able to achieve its operating plan or, if needed, obtain additional financing on acceptable terms, and the failure to do so may have an adverse impact on the Company's business and operations.

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

              None


      Item 3. Defaults Upon Senior Securities

		  None


      Item 4. Submission of Matters to a Vote of Security Holders

      The Annual Meeting of Stockholders of the Company was held on February
     	28, 1997.  The following is a brief description of each matter voted upon at the meeting and the number of affirmative votes and the number of negative votes cast with respect to each matter.

      a)  The stockholders elected the following persons as directors of the
          Company: Bruce K. Anderson, Frank T. Cary, Anthony J. de Nicola, George L. McTavish, Robert A. Minicucci, and Thomas A. Wilson. The votes for, against(withheld) and votes abstaining for each nominee were as follows:

                                   Votes             Votes           Votes
         Nominee                    For             Withheld        Abstained
         ---------                 -------          ---------       ---------
         Bruce K. Anderson       12,701,744          38,508            -
         Frank T. Cary           12,701,744          38,508            -
         Anthony J. de Nicola    12,701,744          38,508            -
         George L. McTavish      12,701,744          38,508            -
         Robert A. Minicucci     12,701,744          38,508            -
         Thomas A. Wilson        12,701,744          38,508            -

      b) The shareholders were also asked to approve an amendment to the Company's Stock Option and Restricted Stock Purchase Plan increasing the number of shares of common stock reserved for issuance. The
          Amendment was approved with 12,416,502 shares voting for, 446,913 shares voting against, and 11,517 shares abstained.

      c)  The shareholders also approved an amendment to the Company's Stock
          Option and Restricted Stock Purchase Plan limiting an individual's award thereunder with 12,844,235 shares voting for, 23,230 shares voting against, and 7,767 shares abstained.

      d) The shareholders ratified the appointment of Coopers & Lybrand as the Company's independent public accountants by a vote of 12,853,315 shares voting for, 5,200 shares voting against, and 10,417 shares abstained.



      Item 5. Other Information

              None


      Item 6. Exhibits and Reports on Form 8-K

              (a)  Exhibits

                     10.46  Credit Agreement between Seer Technologies,
                            Inc. and Greyrock Business Credit, dated March 26,
                            1997

                     10.47 Lease Amendment for the Company's Cary Office, dated March 31, 1997, between Seer Technologies,
                            Inc. and Regency Park Corporation (Cary, NC).
                            (Original lease is exhibit 10.21 to the Company's
                            Registration Statement on Form S-1, No. 33-92050)

                     10.48  First Amendment to Credit Agreement dated March
                            27, 1997 between Seer Technologies, Inc. and
                            Nationsbank, N.A. (Original agreement is exhibit
                            10.39 to the Quarterly Report on Form 10-Q for the period ended June 30, 1996)

                     27.1  Financial Data Schedule

              (b)  Reports on Form 8-K

                   None


                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


				      SEER TECHNOLOGIES, INC.



                              /s/ Steven Dmiszewicki
Date: May 15, 1997            ..............................................
                              Steven Dmiszewicki
                              Senior Vice President and Chief
                                Financial Officer





