Form 10-Q
period 1997-06-30
SEER TECHNOLOGIES INC /DE
filed 1997-08-14
CIK 945127

------------------------------------------------------------------------------
                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
	OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended June 30, 1997

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

           Class                          Outstanding at August 6, 1997
Common Stock, $0.01 par value                  11,813,332 shares

------------------------------------------------------------------------------

                           SEER TECHNOLOGIES, INC.

                                   Index


							 				    Page
PART I.  Financial Information                                       Number

Item 1.  Consolidated Financial Statements:

         Consolidated balance sheets as of June 30, 1997
           (unaudited)and September 30, 1996                            3

         Consolidated statements of operations (unaudited)
            for the three months and year-to-date periods
            ended June 30, 1997 and 1996                                4

         Consolidated statements of cash flows (unaudited)
            for the nine months ended June 30, 1997 and 1996            5

         Notes to consolidated financial statements (unaudited)         6


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                      8


PART II. Other Information                                             13


SIGNATURES                                                             14









PART I.   Financial Information
Item 1.   Financial Statements

                          SEER TECHNOLOGIES, INC.
                        CONSOLIDATED BALANCE SHEETS
                (in thousands, except per share amounts)
                              (unaudited)


                                                    June 30,     September 30,
                                                     1997            1996
                                                 -------------   -------------
ASSETS

  Cash and cash equivalents                       $  2,607           $   377
  Trade accounts receivable, less allowance
    for doubtful accounts of $4,996 and $9,351
    at March 31, 1997 and September 30, 1996,
    respectively                                    32,519            42,938
  Prepaid expenses and other current assets          1,710             4,116
  Deferred income taxes                              4,637             4,621
                                                 -----------       -----------
    Total current assets                            41,473            52,052

  Trade accounts receivable, net                     2,201             3,803
  Property and equipment, net                        4,913             6,459
  Capitalized software costs, net                    3,038             3,057
  Deferred income taxes                             13,368            12,971
  Other assets                                         441               462
                                                 -----------       -----------
    Total assets                                   $65,434           $78,804
                                                 ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Notes payable, due on demand                     $21,627          $14,379
  Accounts payable                                   4,498            3,487
  Accrued expenses:
    Compensation                                     1,400            3,920
    Commissions                                        481            4,401
    Other                                            5,906            8,463
  Deferred revenue                                   8,010           10,853
  Income taxes payable                               2,572            2,586
                                                  ----------       ----------
    Total current liabilities                       44,494           48,089

  Deferred revenue                                   1,112              662

  Stockholders' equity:
    Series A convertible preferred stock,
      $.01 par value                                    21               21
    Common stock, $0.01 par value                      117              116
    Additional paid-in-capital                      70,241           69,825
    Cumulative translation adjustments                (480)            (505)
    Accumulated deficit                            (50,071)         (39,404)
                                                  ----------      -----------
    Total stockholders' equity                      19,828           30,053
                                                  ----------      -----------
    Total liabilities and stockholders' equity     $65,434          $78,804
                                                  ==========      ===========

The accompanying notes are an integral part of the consolidated financial statements.

                         SEER TECHNOLOGIES, INC.
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except per share amounts)
                              (unaudited)



                                Three Months Ended     Nine Months Ended
                                     June 30              June 30
                                  1997       1996       1997      1996
                                --------   --------   --------  --------
Revenue:
  Software products             $ 9,357    $11,001    $22,775   $26,546
  Maintenance                     3,692      3,120     10,730     9,152
  Services                       13,880     12,770     40,662    36,831
                                --------   --------   --------  --------
    Total operating revenue      26,929     26,891     74,167    72,529

Cost of revenue:
  Software products                 421        534      1,083     1,065
  Maintenance                     2,228      2,398      6,350     6,353
  Services                        9,863     10,487     30,505    30,774
                                --------   --------   --------  --------
    Total cost of revenue        12,512     13,419     37,938    38,192

Gross profit                     14,417     13,472     36,229    34,337

Operating expenses:
  Sales and marketing             7,915     10,563     22,481    33,526
  Research and product
     development                  2,949      3,835      9,554    12,435
  General and administrative      2,884      2,538     12,320     7,806
  Restructuring charges             -        3,000        500     3,000
                                --------   --------   --------  --------
     Total operating expenses    13,748     19,936     44,855    56,767
                                --------   --------   --------  --------
Income (loss) from operations       669     (6,464)    (8,626)  (22,430)

Other income (expense):
  Interest income                   105        125        364       541
  Interest expense                 (643)      (280)    (1,465)     (414)
                                --------   --------   --------  --------
    Other income (expense), net    (538)      (155)    (1,101)      127
                                --------   --------   --------  --------

Income (loss) before provision
 for income taxes                   131     (6,619)    (9,727)  (22,303)

Income tax provision (benefit)       42     (1,459)       890    (6,793)
                                --------   --------   --------  --------

    Net income (loss)           $    89    $(5,160)   $(10,617) $(15,510)
                                ========   ========   ========  ========

Primary earnings (loss) per
 common and common equivalent
 share                           $ 0.01     $(0.45)    $(0.91)   $(1.36)
                                ========   ========   ========  ========
Weighted average common and
  common equivalent shares
  outstanding                    14,076     11,454     11,671    11,414
                                ========   ========   ========  ========


The accompanying notes are an integral part of the consolidated financial statements.

                          SEER TECHNOLOGIES, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (in thousands)
                               (unaudited)


                                                      Nine Months Ended
                                                          June 30,
                                                       1997      1996
                                                      ------    ------
Cash flows from operating activities:
  Net loss                                          $(10,617)  $(15,510)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
    Depreciation and amortization                      3,554     3,051
    Deferred income taxes                               (413)   (8,654)
    Provision for uncollectible taxes                  4,268       644
    Changes in assets and liabilities:
      Trade accounts receivable                        7,816   (11,741)
      Prepaid expenses and other assets                2,056        91
      Accounts payable, accrued expenses,
         and income taxes payable                     (7,888)      189
      Deferred revenue                                (2,393)    5,324
                                                     --------  --------
        Net cash used in operating activities         (3,617)  (26,606)

Cash flows from investing activities:
  Purchases of property and equipment                   (765)   (2,762)
  Capitalization of software development costs          (851)   (1,154)
                                                     --------  --------
        Net cash used in investing activities         (1,616)   (3,916)

Cash flows from financing activities:
  Issuance of common shares                              355       418
  Repurchase of common shares                           (100)        -
  Net borrowings under line of credit                  7,248    17,738
                                                     --------  --------
        Net cash provided by financing activities      7,503    18,156

Effect of exchange rate changes on cash                  (40)       (6)
                                                     --------  --------

        Net increase (decrease) in cash and
          cash equivalents                             2,230   (12,372)

Cash and cash equivalents:
  Beginning of period                                    377    13,650
                                                     --------  --------
  End of period                                      $ 2,607    $1,278
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


Note 2.  Earnings Per Share

     Primary earnings per share is computed based upon the outstanding weighted average number of common shares and common equivalent shares, if dilutive. Common equivalent shares consist of stock options for the year-to-date period of fiscal year 1996 and stock options, restricted stock, and Series A convertible preferred stock for the year-to-date period of fiscal year 1997. Common equivalent shares are not included in the per share calculations for fiscal year 1996 or the year-to-date period of fiscal year 1997 since the effect of their inclusion would be antidilutive on the loss per share calculations. Presentation of fully diluted earnings per share is not required for any periods presented.


Note 3.  Income Taxes

     The Company's effective rate differs from the statutory rate for the year-to-date period of fiscal year 1997 primarily due to the fact that an income tax benefit was not recorded for the net loss for the first two quarters of fiscal year 1997. The effective rate for the third quarter of fiscal year 1997 differs from the statutory rate primarily due to the partial realization of the income tax benefit not recorded in prior periods. Management believes that it is more likely than not that the realization of the reported deferred tax assets will occur in the future based on current earnings forecasts, tax planning strategies, and reversals of book-tax timing differences. The Company will continue to assess the realization of deferred tax assets on an ongoing basis.

     Income tax expense for the third quarter and year-to-date period of fiscal year 1997 is primarily related to income taxes from profitable foreign operations and foreign withholding taxes.



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


Note 5.  Credit Facilities

     At June 30, 1997, the Company maintained two credit facilities (the "Revolving Facility" and the "Guaranteed Facility") which provide for combined borrowings of up to $37.5 million for working capital purposes based on the Company's eligible accounts receivable, as defined in the loan agreements.
The Revolving Facility allows for borrowings of up to $25 million, bears interest at the London Interbank Offered Rate ("LIBOR") plus 5.0% and is collateralized by the Company's accounts receivable, equipment and intangibles. The Guaranteed Facility allows for borrowings of up to $12.5 million and bears interest at LIBOR plus 1.25% or the higher of .5% plus the prime rate quoted by the Federal Reserve, depending on the type of advance, as defined in the loan agreement. The Guaranteed Facility is guaranteed by the Company's principal stockholder, Welsh, Carson, Anderson, & Stowe VI, L.P.
("WCAS"),  pursuant to an agreement with the Company.   Borrowings under the
Revolving Facility must always exceed borrowings under the Guaranteed Facility. There are no other financial covenants for either credit facility. The Revolving Facility is due on demand and will terminate on March 31, 1998. However, it is automatically renewed for successive additional terms of one year each, unless terminated by either party. The Guaranteed Facility terminates on June 30, 1998, unless terminated at an earlier date by the Company.

     As of June 30, 1997, the Company had outstanding borrowings of $12.6 million under the Revolving Facility and $9.0 million under the Guaranteed Facility. The interest rates for the Revolving Facility and the Guaranteed Facility were 10.72% and 8.5%, respectively, at June 30, 1997.


Note 6.  Recent Accounting Pronouncements

     The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share", which is required to be adopted for financial statements issued after December 15, 1997. In June, 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". Both SFAS No. 130 and SFAS No. 131 are required to be adopted for fiscal years beginning after December 15, 1997. Upon the effective date of each of the new statements, the Company will make the necessary changes to comply with the provisions of each statement and restate all prior periods presented. The Company does not expect the adoption of these statements to have a material impact on the Company's financial condition or results of operations.




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

     Seer Technologies, Inc. (the "Company"), designs, develops, markets and supports software products and related services that enable its customers to create, distribute and manage large-scale mission-critical information processing applications that utilize client/server technologies. The Company's application development tools, related software products and consulting services reduce the time, cost and risk involved in developing, deploying and maintaining complex client/server applications and enable efficient integration of those applications with a customer's existing systems.

     During July, 1997, the Company announced its new strategic direction, which positions the Company to deliver enterprise componentware for vertical markets. The Company plans to productize and market libraries of application components, content-rich vertical industry business models and reusable, customizable software building blocks for creating enterprise applications. These new offerings will address core business application needs of Global 5000-sized companies in five major international industries: banking and financial services, insurance, telecommunications, transportation, and energy. As part of its new strategy, the Company will also significantly expand its channel partners program. The channels partner program will provide the infrastructure to support a variety of partners from platform suppliers to consultants and systems integrators to component providers that together offer complete end-to-end solutions for the Company's customers. There can be no assurance that the Company will be successful in the implementation of its new strategic plan, and the failure to do so could have a material adverse impact on the Company's financial condition and results of operations.

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

     This report contains forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause its actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The Company's performance, development and results of operations may be affected by the risks presented by: (i) continued market acceptance of the Company's technology; (ii) fluctuations in quarterly operating results and volatility of the price of the Company's common stock;
(iii) competition; (iv) the Company's reliance on its relationship with IBM;
(v) customer concentration; (vi) the potential failure to meet product delivery dates; (vii) matters relating to international operations; and (viii) intellectual property and proprietary rights. Other risks are also present. The Company's Registration Statement on Form S-1 (Registration N. 33-92050) contains a full description of the risks presented by the Company's operations.


Results of Operations

     The following table sets forth, for the periods indicated, the Company's unaudited results of operations expressed as a percentage of revenue:


                                    Three months ended   Nine months ended
                                         June 30,             June 30,
                                      1997      1996       1997      1996
                                    --------  --------   --------  --------
Revenue:
  Software products                   34.8 %    40.9 %     30.7 %    36.6 %
  Maintenance                         13.7 %    11.6 %     14.5 %    12.6 %
  Services                            51.5 %    47.5 %     54.8 %    50.8 %
                                    --------  --------   --------  --------
    Total                            100.0 %   100.0 %    100.0 %   100.0 %

Cost of revenue:
  Software products                    1.6 %     2.0 %      1.5 %     1.5 %
  Maintenance                          8.3 %     8.9 %      8.6 %     8.8 %
  Services                            36.6 %    39.0 %     41.1 %    42.4 %
                                    --------  --------   --------  --------
    Total                             46.5 %    49.9 %     51.2 %    52.7 %

Gross profit                          53.5 %    50.1 %     48.8 %    47.3 %

Operating expenses:
  Sales and marketing                 29.4 %    39.3 %     30.3 %    46.2 %
  Research and product development    11.0 %    14.3 %     12.9 %    17.1 %
  General and administrative          10.7 %     9.4 %     16.6 %    10.8 %
  Restructuring charges                 -       11.2 %      0.7 %     4.1 %
                                    --------  --------   --------  --------
    Total                             51.1 %    74.2 %     60.5 %    78.2 %

Interest income (expense), net        (1.9)%    (0.6)%     (1.5)%     0.2 %
                                    --------  --------   --------  --------

Income (loss) before taxes             0.4 %   (24.7)%    (13.2)%   (30.7)%

Income tax provision (benefit)         0.2 %    (5.4)%      1.2 %    (9.4)%
                                    --------  --------   --------  --------

Net income (loss)                      0.2 %   (19.3)%    (14.4)%   (21.3)%
                                    ========  ========   ========  ========



     The following table sets forth unaudited data for total revenue by country of origin as a percentage of total revenue for the periods indicated:


                                    Three months ended   Nine months ended
                                         June 30,            June 30,
                                      1997      1996       1997      1996
                                    --------  --------   --------  --------
United States                         31.3%     31.7%      34.5%     29.7%
Mexico/Canada                          2.1%      1.0%       2.3%      7.0%
South America                          1.8%     15.2%       3.1%      7.8%
Europe                                54.4%     46.2%      51.7%     46.5%
Middle East/Africa                     0.9%      1.8%       1.6%      3.1%
Asia Pacific                           9.5%      4.1%       6.8%      5.9%
                                    --------  --------   --------  --------
                                     100.0%    100.0%     100.0%    100.0%
                                    ========  ========   ========  ========


     	Revenue. The Company's total revenue remained relatively unchanged in the third quarter and increased 2% for the year-to-date period of fiscal year 1997 as compared to the same periods of fiscal year 1996. In the year-to-date period, software revenue decreased from 37% to 31% of total revenue, maintenance revenue increased from 13% to 15% of total revenue, and services revenue increased from 51% to 55% of total revenue in comparison to the year-to-date period of fiscal year 1996.

     	Software products. Software products revenue decreased 15% in the third quarter and 14% in the year-to-date period of fiscal year 1997 as compared to the same periods of fiscal year 1996.  Management is implementing changes in its business practices which include attempting to better align products to customer needs and the establishment of long-term "partnerships" between
 the Company and its customers.   As a result of these and other changes,
 software product sales to new customers as a percentage of to revenue in the near-term, they should lead to enhanced long-term profitability as greater emphasis is placed on increasing the total number of partnerships, rather than large individual transactions.

     	Maintenance. Maintenance revenue increased 18% for the third quarter and 17% for the year-to-date period of fiscal year 1997 as compared to the same periods of fiscal year 1996. The increase is primarily a result of maintenance services associated with software sold to both new and existing customers during fiscal year 1996 and the first two quarters of fiscal year 1997.

     	Services. Services revenue increased 9% in the third quarter and 10% in the year-to-date period of fiscal year 1997 as compared to the same periods of fiscal year 1996. The increase in the year-to-date period is primarily related to an increase in customer demand for assistance in developing applications utilizing the Company's licensed products from license sales made in both the current and prior fiscal years.

     	Gross Profit. Total gross profit increased approximately $1 million for the third quarter and increased approximately $2 million for the year-to-date period of fiscal year 1997 from the same periods of fiscal year 1996. Total gross margin increased to 54% for the third quarter of fiscal year 1997 as compared to 50% for the third quarter of fiscal year 1996. The gross margin increased to 49% for the year-to-date period of fiscal year 1997 as compared to 47% for the year-to-date period of fiscal year 1996.

     Software gross margin remained relatively constant for the third quarter and year-to-date period of fiscal year 1997 when compared to comparable periods of fiscal year 1996.



     Maintenance gross margins increased from 23% to 40% for the third quarter and from 31% to 41% in the year-to-date period from fiscal year 1996 to fiscal year 1997. The increase in maintenance gross margins in the year-to-date period of fiscal year 1997 is primarily due to a reduction in commissions paid to IBM which supplies certain levels of maintenance services to European customers. In prior fiscal years, the fees related to this contract were based on a percentage of the total software and maintenance revenues in Europe. During the second quarter of fiscal year 1997, the contract was renegotiated to a fixed fee arrangement. The contract renegotiation has also significantly impacted the Company's accrued expenses and prepaid assets in the Consolidated Balance Sheets.

     Services margins increased to 29% in the third quarter and to 25% in the year-to-date period of fiscal year 1997 as compared to 18% and 16% for the
same periods of  fiscal year 1996.   The increase in services margin is
primarily a result of better utilization of billable resources, including employees and third-party contractors, and an increase in billing rates charged to customers. Services margins will typically decline from the third quarter to the fourth quarter of the fiscal year due to employee vacations, particularly in Europe.

     Sales and Marketing Expense. In fiscal year 1997 sales and marketing expense decreased 25% for the third quarter and 33% in the year-to-date period as compared to the same periods of fiscal year 1996. The decreases are the result of the reduction of the Company's sales force, primarily in Europe and the Americas, to reflect progressive changes in the Company's business model,
as well as make the sales  process more efficient.   As compared to the third
quarter and the year-to-date period of fiscal year 1996, average sales and marketing headcount has decreased 33% in like periods of fiscal year 1997. Additionally, sales expense for the year-to-date period of fiscal year 1996 included $2.2 million in commissions to IBM for sales of the Company's software products made by IBM in Latin America and Europe. No such commissions were payable for sales in Latin America and Europe in the year-to-date period of fiscal year 1997.

     Research and Product Development Expense. In the third quarter and year-to-date periods of fiscal year 1997, research and development expense decreased 23% over the same periods of the prior fiscal year. This decrease is primarily a result of a 16% decrease in personnel and a reduction in costs associated with the use of certain computer equipment.

     General and Administrative Expense. General and administrative expenses were most significantly impacted for the year-to-date period of fiscal year 1997 by the recording of a $3.8 million reserve of accounts receivable for an account which was determined to be uncollectible. Excluding this adjustment, general and administrative expenses for the year-to-date period of fiscal year 1997 increased 9% over the comparable period of fiscal year 1996. This change was caused by an increase in costs for leased computer equipment in the first quarter and an increase in costs for professional services in the year-to-date period of fiscal year 1997.

     Restructuring Charges. The Company recorded $.5 million of restructuring expenses related primarily to severance benefits and the consolidation of leased facilities during the first quarter of fiscal year 1997.

     Income Taxes. Income tax expense increased from a benefit of ($1.5) million for the third quarter and ($6.8) million for the year-to-date periods of fiscal year 1996 to an expense of $42,000 and $.9 million for the same periods of fiscal year 1997, respectively, primarily because an income tax benefit was not recorded for the total net loss incurred in the year-to-date period of fiscal year 1997. Management believes that deferred tax assets reflected in the Consolidated Balance Sheet at June 30, 1997 are sufficient to offset taxable income for the foreseeable future.

     In the opinion of management, it is more likely than not that the realization of the reported deferred tax assets will occur in the future based on current earnings forecasts, tax planning strategies, and reversals of book-tax timing differences. The Company will continue to assess the realization of existing deferred tax assets on an ongoing basis.


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

     At June 30, 1997, the Company maintained two credit facilities (the "Revolving Facility" and the "Guaranteed Facility") which provide for combined borrowings of up to $37.5 million for working capital purposes based on the Company's eligible accounts receivable, as defined in the loan agreements.
The Revolving Facility allows for borrowings of up to $25 million, bears interest at the London Interbank Offered Rate ("LIBOR") plus 5.0% and is collateralized by the Company's accounts receivable, equipment and intangibles. The Guaranteed Facility allows for borrowings of up to $12.5 million and bears interest at LIBOR plus 1.25% or the higher of .5% plus the prime rate quoted by the Federal Reserve, depending on the type of advance, as defined in the loan agreement. The Guaranteed Facility is guaranteed by the Company's principal stockholder, Welsh, Carson, Anderson, & Stowe VI, L.P.
("WCAS"),  pursuant to an agreement with the Company.   Borrowings under the
Revolving Facility must always exceed borrowings under the Guaranteed Facility. There are no other financial covenants for either credit facility. The Revolving Facility is due on demand and will terminate on March 31, 1998. However, it is automatically renewed for successive additional terms of one year each, unless terminated by either party. The Guaranteed Facility terminates on June 30, 1998, unless terminated at an earlier date by the Company.

     As of June 30, 1997, the Company had outstanding borrowings of $12.6 million under the Revolving Facility and $9.0 million under the Guaranteed Facility. The interest rates for the Revolving Facility and the Guaranteed Facility were 10.72% and 8.5%, respectively, at June 30, 1997.

     In addition, the Company had a line of credit as of June 30, 1997 of up to $3.5 million available to enter into foreign exchange contracts. The aggregate notional amount of foreign exchange contracts outstanding under this facility cannot exceed $23.3 million. At June 30, 1997 the aggregate notional amount of foreign exchange contracts outstanding was $9.3 million.

     As a result of improvements in the timeliness of collections and reductions in spending, the Company reduced its net cash used in operations from $27 million to $4 million from the year-to-date period of fiscal year 1996 to the same period of fiscal year 1997. As a result of this decrease, the Company was able to decrease its net borrowings under its lines of credit by 59% in the year-to-date period of fiscal year 1997 as compared to the comparable period of fiscal year 1996. Additionally, in the first half of fiscal year 1996, the Company used approximately $13 million from its July, 1995 initial public offering to finance its operations.

     Due to payment terms of certain software contracts, a portion of the related receivables are classified as non-current assets. As of June 30, 1997, the Company has evaluated the collectibility of the non-current receivables based upon the customers' prior payment history and determined that the receivables are collectible.

     As of June 30, 1997, the Company did not have any material commitments for capital expenditures.

     The Company believes that existing cash on hand, cash provided by future operations, and additional borrowings under its lines of credit will be sufficient to finance its operations and expected working capital and capital expenditure requirements for at least the next twelve months. Thereafter, the Company's liquidity will depend upon the results of future operations, as well as available sources of financing. There can be no assurance that the Company will be able to continue to meet its cash requirements through operations or, if needed, obtain additional financing on acceptable terms, and the failure to do so may have an adverse impact on the Company's business and operations.


Recent Accounting Pronouncements

     The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share", which is required to be adopted for financial statements issued after December 15, 1997. In June, 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". Both SFAS No. 130 and SFAS No. 131 are required to be adopted for fiscal years beginning after December 15, 1997. Upon the effective date of each of the new statements, the Company will make the necessary changes to comply with the provisions of each statement and restate all prior periods presented. The Company does not expect the adoption of these statements to have a material impact on the Company's financial condition or results of operations.


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


				      SEER TECHNOLOGIES, INC.



                              /s/ Steven Dmiszewicki
Date: August 14, 1997         ..............................................
                              Steven Dmiszewicki
                              Senior Vice President and Chief
                                Financial Officer












