Form 10-K405
period 1997-09-30
SEER TECHNOLOGIES INC /DE
filed 1997-12-29
CIK 945127

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-K


              [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended September 30, 1997.

            [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from ______ to ______


                       Commission File Number:  0-26194
                                                -------

                            SEER TECHNOLOGIES, INC.
            (Exact name of registrant as specified in its charter)


       Delaware                                                  13-3556562
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

                         ----------------------------

       Securities registered pursuant to Section 12(b) of the Act: NONE

               Securities registered pursuant to Section 12(g)
                   of the Act: Common Stock, $.01 par value
                               ----------------------------

                         ----------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of the voting stock held by non-affiliates of the Registrant as of December 12, 1997 was approximately $69,900,000. There were 11,897,847 shares of Common Stock outstanding as of December 12, 1997.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the 1998 Annual Meeting of Shareholders are incorporated by reference in Part III hereof.

                      Exhibit Index appears on Page E-1.

                            SEER TECHNOLOGIES, INC.
                          Annual Report on Form 10-K
                 For the Fiscal Year Ended September 30, 1997

                               Table of Contents
                               -----------------

Item                                                                                                  Page
Number                                                                                                Number
------                                                                                                ------
                                               PART I
1.    Business........................................................................................   1

2.    Properties......................................................................................   7

3.    Legal Proceedings...............................................................................   8

4.    Submission of Matters to a Vote of Security Holders.............................................   8

                                              PART II

5.    Market for Registrant's Common Equity and Related Stockholder Matters...........................   8

6.    Selected Financial Data.........................................................................   9

7.    Management's Discussion and Analysis of Financial Condition and Results of Operations...........   9

8.    Financial Statements and Supplementary Data.....................................................  19

9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure............  19

                                             PART III

10.   Directors and Executive Officers of the Registrant..............................................  19

11.   Executive Compensation..........................................................................  19

12.   Security Ownership of Certain Beneficial Owners and Management..................................  20

13.   Certain Relationships and Related Transactions..................................................  20

                                            PART IV

14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K................................  20

                                        SIGNATURES....................................................  24

                               INDEX TO FINANCIAL STATEMENTS..........................................  F-1

                                     INDEX TO EXHIBITS................................................  E-1

                                    PART I
                                    ------

Item 1.  Business.
-----------------

GENERAL

     Seer Technologies, Inc. (the "Company" or "Seer") is one of the software industry's earliest pioneers and a long-time leader in component-based software application development. During fiscal year 1997, the Company announced its new strategic direction, which when fully implemented will transition the Company from a distributor of application development tools and middleware to a supplier of enterprise componentware for selected vertical markets. Enterprise componentware is a combination of application components--reusable, customizable partial applications--and the infrastructure technologies that enable their creation, customization, and assembly.

     Seer's componentware offering is a suite of products and services that enables Global 5000-sized companies to accelerate the development and delivery of mission-critical enterprise applications needed to efficiently run their businesses and maintain a crucial competitive edge. Seer's products also help organizations protect their investment in existing legacy systems by enabling them to link legacy applications with new applications.

     As part of its strategic transition from technology supplier to market-driven componentware solutions provider, Seer is now also leveraging software assets it already owns and may acquire in the future from outside sources, such as customers and alliance partners. Seer's approach is to commercially package and broker a library of application components for resale along with its componentware infrastructure technologies.

     A key element of Seer's strategy involves forging alliances with suppliers of complementary products and services to jointly offer best-of-breed solutions to the marketplace. Seer has relationships in place with several of the industry's leading vendors and systems integrators.

     The Company was incorporated in March 1990 as a joint endeavor between IBM and CS First Boston Securities Corporation. In June and September 1994, the investment firm of Welsh, Carson, Anderson and Stowe VI L.P. (WCAS), together with certain of its affiliates, acquired an approximately 83.9% equity interest in the Company. The Company completed its initial public offering in July 1995. In August 1996, the Company sold 2,094,143 shares of Series A Convertible Preferred Stock (the "Preferred Stock") to certain WCAS affiliates and other purchasers. The Preferred Stock is convertible into, and votes as a single class with, the Common Stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations Liquidity and Capital Resources." At September 30, 1997, WCAS and certain of its affiliates held approximately 64% of the outstanding voting stock of the Company.

Financial Information About Industry Segments

     The Company operates in only one business segment, with total revenues in fiscal year 1997 of approximately $103 million. See the Company's consolidated financial statements at Item 14.


PRODUCTS AND SERVICES

     Seer's LightSpeed suite is a full-featured componentware environment designed to provide a complete and comprehensive application delivery vehicle to large IT organizations. The LightSpeed suite addresses IT's most pressing dilemma: shortening application development and delivery cycles while enabling competitive differentiation through customizable application components. The LightSpeed suite delivers both enabling development infrastructure tools and application content, tied together through Seer's consulting best practices.

     Historically, Seer's product offering focused on application development tools and middleware. Today, the LightSpeed suite includes a powerful application development engine with internet-enabling extensions, application interoperability middleware software, and the first of Seer's line of components, the Seer Lightspeed Financial Model. As the LightSpeed suite evolves, it will incorporate growing libraries of enterprise-class application components for specifically targeted vertical industries.


Seer*HPS

     The cornerstone of the infrastructure technologies, Seer*HPS, automatically generates application software components based on the business rules and functionality requirements specified by a developer. This greatly speeds the delivery of even the most complex business applications at a fraction of the cost of traditional manual programming methods.

     Seer*HPS can automatically generate Year 2000-compliant enterprise applications and applications that correctly process the new European standard currency. Management believes that Seer*HPS is the only development engine available today that can scale from the desktop all the way up to the mainframe. Since this is a critical element requirement for true enterprise-class applications, it clearly sets Seer's componentware infrastructure apart.


LightSpeed Web

     LightSpeed Web, an extension of Seer*HPS, allows applications built in Seer*HPS to be rapidly developed for the Internet, thereby enabling companies to take advantage of the enormous commercial opportunities afforded by the World Wide Web. Because the LightSpeed Web transaction processing environment extends from a Web server to numerous hardware platforms--including the mainframe-- companies can quickly deploy even complex enterprise applications to users around the world.


NetEssential

     A crucial element of component-based development, NetEssential links application components in the Seer infrastructure. NetEssential enables distributed application components to interoperate and be managed efficiently in today's heterogeneous computing environments. In addition, because it supports de facto industry standards such as CICS and IBM's MQ Series, NetEssential helps companies protect their investment in legacy systems by linking them to newly developed application components.


Application Components

     Seer's initial component offerings will focus on applications for the financial services industry. A subsequent set of offerings will be targeted for customer relationship management (CRM) applications across vertical markets. As Seer builds its library of packaged application components over time, it will have new products to sell to its existing customers as well as to attract new customers in its targeted vertical markets.

     The LightSpeed Financial Model, which was first released and sold in the fourth quarter of fiscal 1997, is the first in Seer's library of components. A proven reference model for financial institutions worldwide, LightSpeed Financial Model provides a roadmap to create a unique business model that allows users to better control their business, access crucial information, manage ongoing change, and integrate business and technology operations for improved performance and productivity.


Consulting and Training Services

     Seer provides a full spectrum of services to assist customers in deriving the maximum benefit from its componentware solutions. Over the years, Seer's worldwide consulting team has gained in-depth experience in successful component-based development as well as valuable insight into the business information needs of users in the Company's targeted vertical markets. In addition, Seer's world-class training organization offers a full curriculum of courses and labs designed to speed knowledge transfer and help customers take advantage of Seer's field-tested best-practices methodologies.


SALES AND MARKETING

Sales

     The Company's direct sales staff has substantial knowledge of the Company's products as well as general experience in the software industry. Seer's direct field sales force is headed by two General Managers, each of whom is assigned a different geographic responsibility--one for the Americas and the other for Europe, Middle East, Africa (EMEA) and the Asia Pacific region. Their respective operations are divided into new sales and existing customer partnerships. In addition, the Company has created a channel sales force which focuses on selling the Company's products to or through the Company's channel partners. The Company's sales strategy has five key aspects: (i) decentralized, geographically-based management, (ii) direct and indirect sales channels, (iii) existing account management, (iv) compensation based on achievement of specific sales objectives, and (v) establishing additional marketing partnerships. Revenue for each region for fiscal year 1997 is as follows: the Americas--$39.8 million, EMEA--$54.1 million, and Asia Pacific--$9.3 million. The percentage of the Company's total revenue for fiscal year 1997 for each region is as follows: the Americas--39%, EMEA--52%, and Asia Pacific--9%.

     The Company's products have historically been designed for use primarily in large-scale, complex computing environments. A customer's decision to use the Company's products involves a substantial financial commitment, including the license cost, consulting and training expenses, and deployment service costs as well as a substantial commitment of personnel resources. Accordingly, a decision to purchase Seer products typically has been made by a customer's senior management. As a result, the sales cycle for the Company's products historically has been relatively lengthy, averaging nine to twelve months. The Company's sales process follows a "solution selling" methodology based on identifying and meeting the needs of a business.

     The Company's sales strategy will continue to involve a complete evaluation of the customer's business followed by the identification and sale of products that will meet the customer's immediate requirements. It also provides flexibility to scale up or down and add new Seer component products in the future.

Marketing

     To establish Seer as a leading global provider of componentware, the Company is significantly expanding its marketing efforts worldwide. The Company's newly assembled marketing team has laid out a tactical plan of programs and product deliverables, carefully integrated with its strategic plan to enable the Company to continue to meet current and future customer needs, while expanding its componentware capabilities. For example, the Company is expanding its channel partners program, which will provide the infrastructure to support a variety of partners, including platform suppliers, consultants, systems integrators and component providers, that will together offer end-to-end solutions for the Company's customers.

     The Company's marketing team consists of a Senior Vice President, Worldwide Marketing, who oversees a Vice President of Corporate Marketing and a Vice President of Product Marketing. The Product Marketing organization is comprised of Business Units focused on primary product lines. Each Business Unit is headed by a Director who manages a series of product managers and marketing specialists responsible for the functionality and delivery programs for the various product offerings. The Corporate Marketing organization manages worldwide execution and delivery of all marketing programs and initiatives as well as external communications.

     To meet the needs of a marketplace that is increasingly demanding best-of-breed complete solutions, Seer maintains strategic marketing alliances with vendors such as Hewlett-Packard, IBM, Microsoft and Tandem as well as with major systems integrators such as PKS and Tata Infotech. Advantages of these alliances include joint marketing of the participants' products and services, and loaned or discounted equipment for development, quality assurance, support, and prototyping activities. Such alliances also keep Seer aware of new market opportunities and enable the Company to demonstrate and deliver the most effective and comprehensive solutions in a timely fashion.

     A key strategic alliance for the Company, both historically and at present, is with IBM, one of the Company's original stockholders. Transactions resulting from the Company's relationship with IBM accounted for approximately 53%, 65% and 71% of the Company's revenues for fiscal year 1997, 1996 and 1995 respectively, and an even greater portion of the Company's international revenues for each of those periods. Seer's relationship with IBM exists on both a formal (in terms of a series of contractual relationships) and an informal basis.

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

     For additional information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Year Ended September 30, 1997 Compared to the Year Ended September 30,1996--Sales and Marketing Expense."


TARGET MARKETS

     In fiscal year 1997, Seer's strategy team conducted extensive market research, including numerous interviews with customers around the world and consultations with leading industry analysts. As a result, the team was able to identify two rapidly emerging, high-potential markets in which Seer's technology offerings and years of experience make it well equipped to take an early leadership position--the market for enterprise componentware and the market for customer relationship management (CRM) systems. The increasing demand for expediting large-scale application deployment has industry analysts projecting that the market for enterprise componentware will top $2.6 billion by the year 2001 in software alone. At the same time, the CRM market is estimated to grow to more than $6 billion.

     The evolution of these two markets is being driven by two primary factors. First, Global 5000 organizations are under increasing pressure to reduce the time and cost of implementing complex business applications. Having to create all of these unique business applications from scratch is prohibitively expensive, and most pre-packaged applications do not have the scope or flexibility to meet their business needs.

     Second, widespread industry deregulation is intensifying competitive pressures in several major international industries. This makes competitive differentiation a crucial success factor, which in turn makes superior CRM one of today's most critical application areas for companies in these industries. CRM applications help companies win and retain customers by improving their ability to understand and serve their customers as well as by providing a competitive advantage in enabling tightly targeted marketing. This results in more effective marketing as well as increased marketshare and profitability.

     Seer is positioned to take an early and definitive leadership position in the convergence of these complementary burgeoning markets for componentware and CRM. Seer's current product suite provides companies with the enabling technology infrastructure to speed development and re-engineering of applications today as well as allow them to take advantage of application components as they become available in the future to further accelerate the assembly of enterprise applications. In addition, Seer has access to an extensive collection of production-proven enterprise application components for the financial services industry, a majority of which are CRM-oriented. The Company has begun the process of packaging these components for resale, building a library that it will augment with application components from its customers and alliance partners over time.


COMPETITION

     The market for enterprise componentware and related consulting services is young and rapidly evolving. As a fast-growing market, it offers tremendous potential to early entrants like Seer, which enters the market with a proven set of the required infrastructure technologies and a pool of skilled consultants with extensive expertise in component-based application development.

     To firmly establish a leadership position in this market, the Company must continue to enhance its current products and deliver new products and packaged components in a timely fashion. The Company believes that competition in the large-scale enterprise componentware market today is based primarily on functionality, scalability, and resulting application performance. The Company believes that its products compete favorably in each of these areas.

     The rapid growth and long-term potential of the componentware market make it attractive to new competition. However, at the high end of the market--the enterprise application component arena --only a few companies possess the technological capabilities to effectively compete with Seer. In the mainframe-based systems market segment, the Company's products compete directly with Sterling Software's COOL:Gen product line (formerly Texas Instrument's Composer product, acquired by Sterling). In the distributed client/server applications arena, the Company also encounters Forte's AE (Application Environment) product and Web SDK in competitive situations. IBM's IFW modeling software is competitive with Seer's LightSpeed Financial Model. Some of the Company's competitors have longer operating histories and greater financial, technical, sales, marketing, and other resources than the Company.

CUSTOMERS

     The Company seeks to form strong partnering relationships with customers in order to gain an in-depth understanding of the business and technology challenges they face. This helps Seer meet both the customer's immediate production requirements and their long-term strategic needs. Seer maintains a customer advisory board (CAB) that normally meets twice a year. The CAB's volunteer members represent the global customer base, acting as a sounding board for new ideas and initiatives as well as providing feedback regarding the Company's products and services. In addition, the Company holds annual international customer conferences to present new information, address customer concerns, and provide constructive open forums for customer interaction. In many areas around the world, local customers hold periodic regional user group meetings that are supported and encouraged by Seer. The Company also receives a great deal of feedback through its consulting services and technical support organization regarding the effectiveness of the Company's products in meeting customer needs.

     Today, Seer's products and services are used by thousands of software developers. Hundreds of enterprise-class applications built with Seer products are used daily by over a million end users worldwide. Seer's expanding international customer base includes some of the world's largest corporations such as Credit Suisse, Fidelity, TeleDanmark, National Bank of Greece, Italia Telecom, and Sikorsky Aircraft. Industries that are significantly represented in the Company's customer base include banking and financial services, insurance, retail, manufacturing, data processing, public utilities, and transportation.

     No one customer accounted for more than 10% of operating revenue for fiscal years 1997 and 1996. For fiscal year 1995, there were sales to one major customer that exceeded 10% of operating revenue. Revenues from this customer, Banca Commerciale Italiana, were $20.5 million or 17% of revenues for fiscal year 1995.


RESEARCH AND PRODUCT DEVELOPMENT

     The Company believes that the timely development of new products and enhancements to existing products is essential to maintain its competitive position. Delays or difficulties associated with new products or product enhancements could have a material adverse effect on the Company's business, operating results, and financial condition. The Company conducts research and development to enhance its existing products and to build new products, both complementary to the existing product line and in new functional areas. As evidence of its commitment to new product development, the Company has expensed $12.3 million, $16.8 million, and $14.5 million for product development for fiscal years 1997, 1996, and 1995, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations--Year Ended September 30, 1997 Compared to the Year Ended September 30, 1996--Research and Product Development Expense."

PATENTS, TRADEMARKS, AND PROPRIETARY RIGHTS

     The Company's success is dependent upon maintaining its intellectual property assets. The Company relies upon combinations of copyright, patent, trademark and trade secrecy laws, along with contractual provisions, to protect its intellectual property rights in software, documentation, data models, methodologies, and related written materials in the international marketplace. The effectiveness of these various types of protection can be limited, however, by variations in laws and enforcement procedures from country to country. As a result, the Company also protects against use of unauthorized copies of its principal workstation development product through a "data lock" technical protection system.

     Copyright protection is generally available under United States laws and international treaties for the Company's software and printed materials. Seer has obtained patents in the United States and Australia with regard to the basic application development and deployment technology in the Seer*HPS product line, and has related patents pending in various countries. The Company also has patents pending with regard to other product technologies. The Company has registered the trademarks "SEER", "Archetype", "CASIM", "Freeway", "High Productivity Systems", "NewArc 2000", "Seer*HPS", and "TurboCycler" in the United States, and has active programs to register the "SEER" mark in other countries where it does business. The Company also uses the trademarks "@Seer", "InPrint", "LightSpeed Financial Model", "LightSpeed Web", "NetEssential", "Seer*Auditor", "Seer*Connections", "Seer*AllianceConnections", "Seer*ComplementaryConnections", "Seer*ComponentConnections",
"Seer*ConsultingConnections", "Seer*ResellerConnections",
"Seer*TrainingConnections", "Seer*DCF", "Seer*Intelligen", "Seer-*Mediator", "Seer*Metrix", "SeerTalk", "SmartPak" and "The Seer*Method."

EMPLOYEES

     As of September 30, 1997, Seer had a total of 705 employees. Of these employees, 193 were engaged in software sales, marketing, and technical support; 77 in administration; 126 in research and development; and 309 in consulting and training. The Company's continued success is dependent on its ability to attract and retain qualified employees. Although the Company experienced difficulty in recruiting and retaining consultants and research and development employees during fiscal 1997 due to the intense competition for personnel in the software industry, the Company believes it has succeeded in attracting and retaining a sufficient number of qualified employees in all aspects of its operations.
There can be no assurance, however, that the Company will continue to be successful in the future. The Company's employees are not represented by a union or a collective bargaining agreement, and the Company considers its relations with its employees to be good.


Item 2.  Properties.
-------------------

     The Company's principal executive offices are located in approximately 58,000 square feet of leased space in Cary, North Carolina. As of September 30, 1997, the Company also leased 24 additional offices to provide consulting services to its clients and to facilitate the distribution of its products. In the United States, Seer's offices are located in New York, New York; Washington, D.C.; Atlanta, Georgia; Chicago, Illinois; Dallas, Texas; and San Francisco, California. The Company also leases office space abroad in Canberra, Melbourne and Sydney, Australia; Sao Paulo, Brazil; Toronto, Canada; Copenhagen, Denmark; London, England; Paris, France; Frankfurt, Germany; Rome, Italy; Milan, Italy; Madrid, Spain; Nieuwegein, The Netherlands; Singapore; Capetown, South Africa:
Seoul, Korea and Stockholm, Sweden. The Company also maintains an office in Limerick, Ireland on a set fee arrangement.

Item 3.  Legal Proceedings.
--------------------------

     In November 1996, the Company filed a lawsuit against IBM de Mexico S.A. de C.V. ("IBM Mexico") seeking to collect amounts due for software and services purchased by IBM Mexico for its customer Instituto Mexicano Del Seguro Social. In early January, IBM Mexico served the Company with its answer and defenses to the lawsuit and a counterclaim against the Company. In September 1997, the Company settled its lawsuit against IBM Mexico, and the above two lawsuits were dismissed. No gain or loss was recorded related to this settlement.

     In December 1997, the Company filed a lawsuit against Saadi Abbas and Cambridge Business Solutions (UK) Limited ("CBS") alleging that Mr. Abbas and CBS had injured the Company by interfering with the Company's ability to market and sublicense the LightSpeed Financial Model. The Company obtained a preliminary injunction against Mr. Abbas and CBS halting their actions until after the trial of the case which is currently scheduled for late March 1998. At the present point in the litigation it is impossible to calculate the chances of success in this litigation. However, the Company intends to vigorously pursue this matter and does not believe that the results of this litigation will have a material effect on the financial position or results of operations of the Company.

     From time to time, the Company is a party to routine litigation incidental to its business. As of the date of this Report, the Company was not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on the Company.


Item 4. Submission of Matters to a Vote of Security Holders.
-----------------------------------------------------------

     None.


                                    PART II
                                    -------

Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters.
-----------------------------------------------------------------------------

     The Common Stock of the Company is traded on the Nasdaq Stock Market under the symbol SEER. The Company has never declared or paid any cash dividends on its Common Stock. The Company anticipates that all of its earnings will be retained for the operation and expansion of the Company's business and does not anticipate paying any cash dividends in the foreseeable future. The Company's credit agreements require the Company to obtain approval from its lenders prior to declaration or payment of any cash dividends on its Common Stock. The chart below sets forth the high and low stock prices for the quarters of the fiscal years ended September 30, 1997 and 1996.

                            Fiscal Year 1997           Fiscal Year 1996
       Quarter             High         Low           High         Low
       -------             ----         ---           ----         ---
       1st                 $6.50       $3.00          $19.00      $10.75
       2nd                 $7.00       $3.00          $13.50      $4.875
       3rd                 $5.875      $3.875         $10.00      $4.75
       4th                 $8.00       $4.25          $ 8.00      $5.00

     The closing price of the Common Stock on September 30, 1997 was $6.75 per share. As of December 12, 1997, the Company had 272 registered shareholders of record.

Item 6.  Selected Financial Data.
--------------------------------

     The following selected financial data is derived from the consolidated financial statements of the Company. The data should be read in conjunction with the consolidated financial statements, related notes, and other financial information included herein.

                     SELECTED CONSOLIDATED FINANCIAL DATA

                                                      Fiscal Years Ended September 30,
                                       ---------------------------------------------------------------
                                       1997            1996           1995          1994          1993
                                       ---             ----           ----          ----          ----
Statement of Operations Data:
(in thousands, except per share
amounts)

Total revenue                       $103,153        $ 91,657        $111,485       $78,278      $ 45,999
Gross profit                          51,312          38,537          72,542        44,901        29,378
Income (loss) from operations         (7,071)        (45,112)          9,254         3,451         1,972
Net income (loss)                     (9,966)        (31,582)          5,152         2,361           980
Net loss per common share              (0.85)          (2.76)              -             -             -
Weighted average common
  shares outstanding                  11,707          11,445               -             -             -
Pro forma net income per
   common share                            -               -            0.45          0.21          0.09
Pro forma weighted average
   common shares outstanding               -               -          11,507        10,986        10,919

Balance Sheet Data:

Working capital                      $(5,961)        $ 3,963        $ 34,087       $ 4,777      $  3,928
Total assets                          66,535          78,804          76,444        37,363        25,049
Total debt                            22,052          14,379               -         2,700             -
Senior redeemable
   preferred stock                         -               -               -        13,195             -
Series A preferred stock              12,302          12,302               -             -        20,875
Total stockholders' equity
   (capital deficiency)               20,843          30,053          48,438        (2,096)      (12,934)

Item 7.   Management's Discussion and Analysis of Financial Condition and
--------  ---------------------------------------------------------------
          Results of Operations.
          ---------------------

General

     Seer Technologies, Inc. (the "Company" or "Seer") is one of the software industry's earliest pioneers and a long-time leader in component-based software application development. During fiscal year 1997, the Company announced its new strategic direction, which when fully implemented will transition the Company from a distributor of application development tools and middleware to a supplier of enterprise componentware for selected vertical markets. Enterprise componentware is a combination of application components--reusable, customizable partial applications--and the infrastructure technologies that enable their creation, customization, and assembly.

     Seer's componentware offering is a suite of products and services that enables Global 5000-sized companies to accelerate the development and delivery of mission-critical enterprise applications needed to efficiently run their businesses and maintain a crucial competitive edge. Seer's products also help organizations protect their investment in existing legacy systems by enabling them to link legacy applications with new applications going into production.

     As part of its strategic transition from technology supplier to market-driven componentware solutions provider, Seer is now also leveraging software assets it already owns and may acquire in the future from outside sources, such as customers and alliance partners. Seer's approach is to commercially package and broker a library of application components for resale along with its componentware infrastructure technologies.

     A key element of Seer's strategy involves forging alliances with suppliers of complementary products and services to jointly offer best-of-breed solutions to the marketplace. Seer has relationships in place with several of the industry's leading vendors and systems integrators.

     The Company is aware of the issues associated with the programming code in
existing computer systems as the millennium (year 2000) approaches.   The "year
2000" problem is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of the two digit year value to 00. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail.

     The Company is utilizing both internal and external resources to identify, correct or reprogram, and test the systems for the year 2000 compliance. It is anticipated that all reprogramming efforts will be completed in time to allow for adequate testing. To date, confirmations have been received from the Company's primary processing vendors that the Company's existing systems are "year 2000" compliant or plans are being developed to address processing of transactions in the year 2000. Management does not expect that the year 2000 compliance expense will be material to the Company's results of operations.

     The Company has three categories of revenue: software products, maintenance and services. Software products revenue is comprised primarily of fees from licensing the Company's proprietary software products and, to a lesser extent, from product development contracts. Maintenance revenue is comprised of fees for maintaining, supporting and providing periodic upgrades of the Company's software products. Services revenue is comprised primarily of fees for consulting and training services.

     Consistent with the American Institute of Certified Public Accountants Statement of Position 91-1, "Software Revenue Recognition," the Company allocates a portion of the software license fee to initial period maintenance when the maintenance period is greater than three months. The remainder is recognized as license fee revenue upon delivery of the software product to, and acceptance by, the customer. Revenue from the initial maintenance period and subsequently priced maintenance agreements is recognized ratably over the term of the agreement. Consulting and training services revenue is recognized as the services are performed.

     The Company's revenues vary from quarter to quarter, with the largest portion of revenue typically recognized in the last month of each fiscal quarter and the third and fourth quarters of each fiscal year. The Company believes that these patterns are partly attributable to the Company's sales commission policies, which compensate sales personnel for meeting or exceeding quarterly and annual quotas, and to the budgeting and purchasing cycles of customers. Furthermore, as the size of individual sales is generally large, a single customer may have a significant impact on a quarter. In addition, the substantial commitment of executive time and financial resources historically required of a potential customer to make a decision to purchase the Company's products increases the risk of quarter-to-quarter fluctuations. The Company typically does not have any material backlog of unfilled software orders, and product revenue in any quarter is substantially dependent upon orders received in that quarter. Because the Company's operating expenses are based on anticipated revenue levels and are relatively fixed over the short term, variations in the timing of recognition revenue can cause significant variations in operating results from quarter to quarter. Fluctuations in operating results may result in volatility in the price of the Company's common stock.

     This report contains forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause its actual results to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The Company's performance, development and results of operations may be affected by the risks presented by: (i) market acceptance of the Company's new strategic direction
(ii) continued market acceptance of the Company's existing technology; (iii) fluctuations in quarterly operating results and volatility of the price of the Company's common stock; (iv) competition; (v) the Company's reliance on its relationship with IBM; (vi) customer concentration; (vii) the potential failure to meet product delivery dates; (viii) matters relating to international operations; (ix) intellectual property and proprietary rights; (x) the inability to attract and retain consultants and development professionals;
(xi) the Company's ability to attract, retain and train qualified sales professionals and the ability of those sales professionals to perform to quota; and (xii) the sufficiency of the Company's liquidity and capital resources.
See the Company's Registration Statement on Form S-1 (Registration N. 33-92050) for a more detailed description of these and other risks presented by the Company's operations.

Results of Operations

         The following table sets forth, for the years indicated, the Company's results of operations expressed as a percentage of revenue.

                                                  For the Years Ended September 30,
                                                    1997        1996        1995
                                                    ----        ----        ----
Revenue:
     Software products                              33.2%       31.4%       49.7%
     Maintenance                                    14.2%       14.4%       10.0%
     Services                                       52.6%       54.2%       40.3%
                                                  -------     -------     -------
       Total                                       100.0%      100.0%      100.0%

Cost of revenue:
     Software products                               1.5%        1.7%        0.5%
     Maintenance                                     8.2%       10.0%        6.7%
     Services                                       40.6%       46.3%       27.7%
                                                  -------     -------     -------
       Total                                        50.3%       58.0%       34.9%

Gross profit                                        49.7%       42.0%       65.1%

Operating expenses:
     Sales and marketing                            29.8%       48.0%       35.3%
     Research and product development               12.1%       18.3%       13.0%
     General and administrative                     14.3%       21.3%        8.4%
     Restructuring charges                           0.5%        3.3%           -
                                                  -------     -------     -------
       Total                                        56.7%       90.9%       56.7%

Other income (expense), net                         (1.6)%      (0.2)%      (0.4)%
                                                  -------     -------     -------

Income (loss) before taxes                          (8.6)%     (49.1)%       8.0%

Income tax provision (benefit)                       1.2%      (14.9)%       3.3%
                                                  -------     -------     -------

Net income (loss)                                   (9.8)%     (34.2)%       4.7%
                                                  ========    ========    =======

The following table sets forth data for total revenue by geographic origin as a percentage of total revenue for the periods indicated:

                                               For the Years Ended September 30,
                                                  1997       1996         1995
                                                  ----       ----         ----
United States                                     31.9%       31.5%       26.9%
Mexico/Canada                                      2.6%        6.0%        4.3%
South America                                      3.2%        6.6%        3.0%
Europe                                            50.4%       47.7%       58.0%
Middle East/Africa                                 1.4%        3.0%        3.5%
Asia Pacific                                      10.5%        5.2%        4.3%
                                                 ------      ------      ------
                                                 100.0%      100.0%      100.0%
                                                 ======      ======      ======

Year Ended September 30, 1997 Compared to the Year Ended September 30, 1996

     Revenue. The Company's total revenue increased 13% for fiscal year 1997 as compared to the previous year. The increase was attributable to increases in all three categories of revenue -- software products, maintenance, and services. Revenue in the United States and the Europe, Middle East, and Africa region remained relatively constant. Revenue in Latin America declined, while revenue in the Asia Pacific region increased by 5.3 percentage points as a percentage of the Company's total revenue.

     Software products. Software products revenue increased 19% in fiscal year 1997 as compared to fiscal year 1996. This increase is attributed to the Company's establishment of direction and focus under its new management, which had a favorable impact on its ability to reach new customers. New customer contracts totaled twenty-eight in fiscal year 1997 as compared to only twelve in fiscal year 1996, a 133% increase. The expansion of the channel partners program also had a favorable impact on software product sales, with 10% of software being sold to or through a non-IBM channel partner during fiscal year 1997. Historically, the Company has entered into several marketing and distribution agreements with IBM throughout the world, comprising 50% and 74% of total software products revenue for fiscal years 1997 and 1996, respectively.

     Maintenance. Maintenance revenue increased 11% in fiscal year 1997 as compared to fiscal year 1996. The increase is primarily a result of maintenance services associated with software sold to both new and existing customers during fiscal year 1996 and the first three quarters of fiscal year 1997.

     Services. Services revenue for the fiscal year 1997 increased 9% as compared to the previous year. The increase in services revenue is primarily related to an increase in customer demand for assistance in developing applications utilizing the Company's licensed products from license sales made in both the current and prior fiscal years. During fiscal year 1997, the Company experienced difficulty in retaining and recruiting consultants due to the increase in market demand for personnel in the technology industry. Accordingly, the Company is considering various alternatives, including reevaluating consultants' compensation packages and developing strategic partnerships with international systems integrators. The failure to retain and recruit qualified consulting resources could have an unfavorable impact on the Company's ability to grow its services revenue in the future.

     Gross Profit. Total gross profit for fiscal year 1997 increased 33% from the previous year. Total gross margin increased to 50% for fiscal year 1997 as compared to 42% in fiscal year 1996. These increases are due primarily to the increase in software revenue as a percentage of total revenue in fiscal year 1997, as well as improvements in margins for the services organization.

     Software gross margin remained relatively constant, 96% for fiscal year 1997 as compared to 95% for fiscal year 1996. For fiscal year 1997 and 1996, cost of software is primarily amortization of costs previously capitalized. As the Company enters the componentware market, the Company anticipates that it will pay royalties on certain application components, which could decrease software gross margins in the future.

     Maintenance gross margin increased to 42% for fiscal year 1997 as compared to 31% for fiscal year 1996. The increase in maintenance gross margin for fiscal year 1997 was primarily due to an 11% increase in maintenance revenue coupled with an 8% decline in maintenance costs. The most significant factor contributing to the decline in costs is the reduction in commissions paid to IBM, which supplies certain levels of maintenance services to European customers. During the second quarter of fiscal year 1997, the contract was renegotiated with more favorable terms for the Company. The contract renegotiation has also significantly impacted the Company's accrued expenses and prepaid assets in the Consolidated Balance Sheets.

     Services margin for fiscal year 1997 increased to 23% as compared to 15% for fiscal year 1996. The increase in services margin is primarily a result of better utilization of billable resources, including employees and third party contractors, and an increase in billing rates charged to customers.

     Sales and Marketing Expense. Sales and marketing expense for fiscal year 1997 decreased 30% as compared to the previous year. The decrease is the result of the reduction of the Company's sales force, primarily in Europe and the Americas, to reflect progressive changes in the Company's business model, as well as to make the sales process more efficient. As compared to fiscal year 1996, average sales headcount has decreased 22%. Additionally, sales expense in fiscal year 1996 included $2.2 million in commissions to IBM for sales of the Company's software products made by IBM in Latin America and Europe. No such commissions were payable for sales in Latin America and Europe in fiscal year 1997. The Company anticipates that sales and marketing expense will increase significantly during fiscal year 1998 as the Company begins its marketing efforts related to its new strategic direction.

     Research and Product Development Expense. Research and product development expense decreased 26% for fiscal year 1997 compared to fiscal year 1996. The decrease is primarily a result of a 20% loss in average employee headcount through attrition. Although unintentional, this attrition is consistent with the Company's redirection of its research and development organization in light of Seer's new strategic plan. During fiscal year 1997, the Company has experienced difficulty in recruiting employees for research and development due to the increase in market demand for personnel in the technology industry. Management is currently reevaluating the compensation packages for research and development employees in an effort to curb attrition. Management believes that it will be able to recruit and retain adequate resources to develop and release new products. However, there can be no assurance that the Company will be successful in attracting and retaining the personnel it requires to develop new and enhanced products and to conduct its operations successfully.

     General and Administrative Expense. General and administrative expense for both fiscal years 1997 and 1996 was significantly impacted by adjustments for uncollectible accounts receivable. In fiscal year 1997, the Company recorded a $3.8 million reserve for an account which was determined to be uncollectible.
In fiscal year 1996, the Company recorded allowances of $10.1 million for certain accounts receivable that were determined to be uncollectible and for the resolution of a customer dispute. Management believes that there are adequate provisions for uncollectible accounts in the consolidated financial statements. General and administrative expense, excluding the nonrecurring charges discussed above, has remained constant as a percentage of total revenue at 11% for both fiscal years 1997 and 1996.

     Restructuring Charges. During the first quarter of fiscal year 1997, the Company recorded $.5 million of restructuring expenses related primarily to severance benefits and the consolidation of leased facilities during the first quarter of fiscal year 1997. As of September 30, 1997, the Company had paid all amounts accrued in fiscal years 1997 and 1996 for restructuring. The Company believes its has no remaining obligations related to the restructuring.

     Provision for Income Taxes. The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Income taxes increased from a benefit of ($13.7) million for fiscal year 1996 to an expense of $1.2 million for fiscal year 1997. The effective income tax rate decreased from 30% for fiscal year 1996 to (14.1%) for fiscal year 1997 primarily due to the effect of foreign taxes and because an income tax benefit was not recorded for the total net loss incurred in fiscal year 1997. The Company has net deferred tax assets of $18.8 million as of September 30, 1997, substantially all of which relate to net operating loss carryforwards.

     Management believes that, based on the available evidence, it is more likely than not that the Company will not realize the full benefit of the net operating loss carryforwards, foreign tax credits, research and development tax credits, and alternative minimum tax credits. The factors that create sufficient uncertainty include the limitations on carryforward periods, the foreign source income and foreign tax credits, and the historical level of annual foreign withholding taxes. As a result, valuation allowances have been recorded for a portion of the net operating loss deferred tax asset and the full amount of the foreign tax credits, research and development tax credits, and the alternative minimum tax credits.

     With respect to the net deferred assets, it is the opinion of management that is more likely than not that the realization of these net deferred tax assets will occur in the future based on current earnings forecasts, tax planning strategies, which include the potential sale of a line of business and/or product assets, and reversals of book-tax temporary differences.

Year Ended September 30, 1996 Compared to the Year Ended September 30, 1995

     Revenue. The Company's total revenue decreased 18% for fiscal year 1996 as compared to the previous year. The decrease was primarily attributable to a decrease in software products revenue, which was partially offset by increases in maintenance revenue and services revenue. Total revenue remained relatively constant in the Asia Pacific region and increased 3% in North and South America. In the Europe, Middle East, and Africa region, total revenue declined by 30%.

     Software products. Software products revenue decreased 48% in fiscal year 1996 as compared to fiscal year 1995. While Seer was able to continue to build business with existing customers, the lack of direction and focus both internally and externally had a significant impact on the Company's ability to reach new customers, resulting in a decline in the sales of new software
licenses.   Software products sales to new customers as a percentage of total software products revenue declined from approximately 60% in fiscal year 1995 to 27% in fiscal year 1996.

     Maintenance. Maintenance revenue increased 18% in fiscal year 1996 as compared to fiscal year 1995. Substantially all of the Company's existing customers have historically renewed their maintenance contracts; therefore, the increase for fiscal year 1996 is primarily a result of new customers added during fiscal year 1995 and the first three quarters of fiscal year 1996.

     Services. Services revenue for the fiscal year 1996 increased 11% as compared to the previous year. The increase in services revenue is due primarily to services related to license sales made in the third and fourth quarters of fiscal year 1995, as well as the expanded use of the Seer*HPS family of products by existing customers for more numerous and complex applications.

     Gross Profit. Total gross profit for fiscal year 1996 decreased 47% from the previous year. Total gross margin decreased to 42% for fiscal year 1996 as compared to 65% in fiscal year 1995. These decreases are due primarily to the decrease in software revenue as a percentage of total revenue in fiscal year 1996.

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

     Maintenance gross margins decreased to 31% for fiscal year 1996 as compared to 33% for fiscal year 1995. The decrease in maintenance gross margins for fiscal year 1996 was primarily due to a 22% increase in headcount-related expenses and an 11% increase in fees paid to IBM for maintenance-related services in Europe. The impact of the expense increases was partially offset by an 18% increase in maintenance revenue.

     Services margins for fiscal year 1996 decreased to 15% as compared to 31% for fiscal year 1995. The decline in services margin is primarily a result of a 34% increase in the costs associated with headcount, outside contractors and other consulting obligations while services revenue increased by only 11% for fiscal year 1996.

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

     Research and Product Development Expense. Research and product development expense increased 16% for fiscal year 1996 compared to fiscal year 1995. The increase is primarily a result of personnel additions to develop and test new products. Costs associated with headcount and outside contractors that were expensed increased 13% for the fiscal year 1996 from the fiscal year 1995. Capitalization of costs related to the development of Seer*HPS for Windows NT (previously named Seer/7000), partially offset the impact of personnel additions on the year's research and development expense in comparison to the prior year. Costs capitalized for software development increased approximately $.7 million for fiscal year 1996.

     General and Administrative Expense. General and administrative expenses for fiscal year 1996 were most significantly impacted by certain nonrecurring adjustments. In the fourth quarter of fiscal year 1996, the Company recorded allowances of $10.1 million for certain accounts receivable whose collection is considered uncertain and for the resolution of a customer dispute. Excluding these nonrecurring charges, general and administrative expense increased only 4% from fiscal year 1995 as a result of increased headcount in the first half of the fiscal year 1996 prior to the restructuring discussed below.

     Restructuring Charges. During the third quarter of fiscal year 1996, the Company developed and implemented a reorganizational plan. The Company recorded a restructuring charge of $3.0 million, which consisted of approximately $1.4 million in personnel-related charges and approximately $1.6 million of costs associated with carrying vacated leased space until the lease expiration date. As of September 30, 1996, the Company had paid approximately $1.4 million in cash related to the restructuring.

     Provision for Income Taxes. Income taxes decreased from an expense of $3.7 million for fiscal year 1995 to a benefit of ($13.7) million for fiscal year 1996. The effective income tax rate decreased from 41.5% for fiscal year 1995 to 30% for fiscal year 1996. The decrease in the effective rate of 11.5% is primarily attributed to lower foreign withholding taxes related to foreign software license agreements and utilization of foreign tax credits.

Liquidity and Capital Resources

     During fiscal year 1995, net cash used in operating and investing activities totaled $17.4 million. The Company financed this net cash outflow through a $25 million revolving credit facility with a commercial bank and an initial public offering that was completed in July, 1995. In its initial public offering, the Company issued 3,093,397 shares of common stock, of which the Company sold 2,953,487 shares while existing shareholders sold the remaining 139,910 shares. The Company received net proceeds from the initial public offering of $49.4 million. The Company used $15.1 million of the proceeds to retire all principal and interest outstanding under the Company's revolving credit facility. The Company also redeemed its outstanding Senior Redeemable Preferred Stock for an additional $15.1 million and paid $1.2 million of dividends on preferred stock.

     During fiscal year 1996, net cash used in operating and investing activities totaled $40.5 million. The increase in expenditures from fiscal year 1995 was due primarily to increases in operating expenses to support headcount growth. See "Results of Operations" above. Net cash used in operating activities was also unfavorably impacted by an increase in the time of collection for the Company's accounts receivable during fiscal year 1996, due partially to extended payment terms granted to certain software customers. Additionally, the Company recorded allowances of $10.1 million for certain accounts receivable which were determined to be uncollectible and for the resolution of a customer dispute. The Company financed the fiscal year 1996 net cash outflow with the remaining proceeds from its initial public offering, two credit facilities providing for combined borrowings up to $32.5 million based on the Company's eligible accounts receivable, and through the issuance of convertible preferred stock.

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

     During fiscal year 1997, net cash used in operating and investing activities was $4.3 million. The Company credits the reduction in cash outflow from fiscal years 1996 and 1995 to improvements in the timeliness of collections and reductions in spending. The Company's ratio of days sales outstanding has improved from 222 days at the end of fiscal year 1996 to 106 days at the end of fiscal year 1997. The reorganizational plan implemented during the latter half of fiscal year 1996 and the first quarter of fiscal year 1997 had a very favorable impact on operating expenses. See the discussion of expense reductions in "Results of Operations" above. As of September 30, 1997, the Company did not have any material commitments for capital expenditures.

     The Company has financed its net cash outflow in fiscal year 1997 through credit facilities with commercial banks. At September 30, 1997, the Company maintained two credit facilities (the "Revolving Facility" and the "Guaranteed Facility"), which provide for combined borrowings of up to $37.5 million for working capital purposes based on the Company's eligible accounts receivable, as defined in the loan agreements. The Revolving Facility allows for borrowings of up to $25 million, bears interest at the London Interbank Offered Rate ("LIBOR") plus 5.0% and is collateralized by the Company's accounts receivable, equipment and intangibles. The Guaranteed Facility allows for borrowings of up to $12.5 million and bears interest at the higher of LIBOR plus 1.25% or .5% plus the prime rate quoted by the Federal Reserve. The Guaranteed Facility is guaranteed by WCAS, pursuant to an agreement with the Company. Borrowings under the Revolving Facility must always exceed borrowings under the Guaranteed Facility. There are no other financial covenants for either credit facility. The Revolving Facility is due on demand and will terminate on March 31, 1998. However, it is automatically renewed for successive additional terms of one year each, unless terminated by either party. The Guaranteed Facility terminates on June 30, 1998, unless terminated at an earlier date by either party.

     As of September 30, 1997, the Company had outstanding borrowings of $19.6 million under the Revolving Facility and $2.6 million under the Guaranteed Facility. The interest rates for the Revolving Facility and the Guaranteed Facility were 10.7% and 8.5%, respectively, at September 30, 1997.

     During fiscal year 1997, the Company incurred approximately $280,000 of expenses in connection with the renegotiation of its credit facility. The loan costs are being amortized over the term of the facility. The unamortized loan costs of $140,000 at September 30, 1997 are included in the Consolidated Balance Sheet as a deduction from notes payable.

     Due to payment terms of certain software contracts, a portion of the related receivables are classified as non-current assets. As of September 30, 1997, the Company has evaluated the collectibility of the non-current receivables based upon the customers' prior payment history and determined that the receivables are collectible.

     The Company's results of operations are very susceptible to fluctuation due to foreign exchange rate movements. Beginning in fiscal year 1995, the Company entered into foreign exchange forward contracts to hedge the exposures that arise from foreign exchange rate movements between dates that foreign currency denominated receivables are recorded and the date they are paid. Beginning in fiscal year 1997, the Company has entered into similar contracts for foreign currency denominated payables. The Company does not engage in foreign currency speculation. In order to implement its hedging policy, the Company has a line of credit of $3.5 million available to enter foreign exchange contracts. The aggregate notional amount of foreign exchange contracts outstanding cannot exceed $23.3 million. At September 30, 1997 the aggregate notional amount of foreign exchange contracts outstanding was $10.3 million.

     The Company believes that existing cash on hand, cash provided by future operations, and additional borrowings under its lines of credit will be sufficient to finance its operations and expected working capital and capital expenditure requirements for at least the next twelve months so long as the Company continues to perform to its operating plan. Thereafter, the Company's liquidity will depend upon the results of future operations, as well as available sources of financing. There can be no assurance that the Company will be able to continue to meet its cash requirements through operations or, if needed, obtain additional financing on acceptable terms, and the failure to do so may have an adverse impact on the Company's business and operations.

Recent Accounting Pronouncements

     The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share", which is required to be adopted for financial statements issued after December 15, 1997. In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". Both SFAS No. 130 and SFAS No. 131 are required to be adopted for fiscal years beginning after December 15, 1997. Upon the effective date of each of the new statements, the Company will make the necessary changes to comply with the provisions of each statement and restate all prior periods presented. The Company does not expect the adoption of these statements to have a material impact on the Company's financial condition or results of operations.

     The American Institute of Certified Public Accountants has issued Statement of Position ("SOP") 97-2, "Software Revenue Recognition". SOP 97-2 is effective for transactions entered into in fiscal years beginning after December 15, 1997 and provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. The Company does not expect the application of the SOP to have a material impact on the Company's financial condition or results of operations.

Item 8.  Financial Statements and Supplementary Data.
----------------------------------------------------

     The information required by this item appears beginning on page F-1 of this report. See Items 14(a)(1) and (2).

Item 9.  Changes in and Disagreements on Accounting and Financial Disclosure.
----------------------------------------------------------------------------

     None.


                                   PART III
                                   --------

Item 10.  Directors and Executive Officers of the Registrant.
------------------------------------------------------------

     The information required by this item is incorporated by reference to information included under the captions "Election of Directors," "Executive Officers" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders.

Item 11.  Executive Compensation.
--------------------------------

     The information required by this item is incorporated by reference to information included under the captions "Election of Directors - Director Compensation" and "- Compensation Committee Interlocks and Insider Participation," "Executive Compensation," "Compensation Committee Report on Executive Compensation" and "Stock Performance Graph" in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

     The information required by this item is incorporated by reference to information included under the caption "Beneficial Ownership of Common Stock" in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders.

Item 13.  Certain Relationships and Related Transactions.
--------------------------------------------------------

     The information required by this item is incorporated by reference to information included under the caption "Election of Directors - Compensation Committee Interlocks and Insider Participation" in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders.


                                    PART IV
                                    -------

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
--------------------------------------------------------------------------

     (a)  The following documents are filed as part of this Report:

          1.   Financial Statements:

               The following financial statements of the Company and the related report of independent accountants thereon are set forth immediately following the Index of Financial Statements which appears on page F-1 of this report:

               Report of Independent Accountants

               Consolidated Balance Sheets as of September 30, 1997 and 1996

               Consolidated Statements of Operations for each of the three years in the period ended September 30, 1997

               Consolidated Statements of Changes in Stockholders' Equity (Capital Deficiency) for each of the three years in the period ended September 30, 1997

               Consolidated Statements of Cash Flows for each of the three years in the period ended September 30, 1997

               Notes to Consolidated Financial Statements

          2.   Financial Statement Schedules:

               All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

          3.   (a)  Exhibits:

                    The following exhibits are filed as part of this Report. Parenthetical references indicate incorporation by reference to documents previously filed by the Company with the Securities and Exchange Commission (Commission File No. 0 - 26194).

     3.1 Certificate of Incorporation (Exhibit 3.1 to the Company's Registration Statement on Form S-1, No. 33-92050), as amended to include the Certificate of Designation of the Series A Convertible Preferred Stock (included in Exhibit 4.4)

     3.2 Amended and Restated By-Laws of the Company (Exhibit 3.2 to the Company's Registration Statement on Form S-1, No. 33-92050)

     4.1 Specimen Common Stock certificate (Exhibit 4.1 to the Company's Registration Statement on Form S-1, No. 33-92050)

     4.2 See Exhibits 3.1, 3.2, and 4.4 for the provisions of the Company's Certificate of Incorporation and Bylaws governing the rights of holders of securities of the Company

     4.3 Specimen Preferred Stock Certificate (Exhibit 4.3 to the Quarterly Report on Form 10-Q for the period ended June 30, 1996, No. 0-26194)

     4.4 Certificate of Designation of Series A Convertible Preferred Stock of the Company (Exhibit 4.4 to the Quarterly Report on Form 10-Q for the period ended June 30, 1996)

     10.6 Form of Employee's Non-Competition, Confidentiality and Invention Assignment Agreement (Exhibit 10.6 to the Company's Registration Statement on Form S-1, No. 33-92050)

     10.7 Form of Consultant's Non-Competition, Confidentiality and Invention Assignment (Exhibit 10.7 to the Company's Registration Statement on Form S-1, No. 33-92050)

     10.21 Lease Agreement, dated October 16, 1992, between the Company and 461 Eighth Avenue Associates (New York, NY) (Exhibit 10.21 to the Company's Registration Statement on Form S-1, No. 33-92050)

     10.22 Lease Agreement, dated December 25, 1992, between the Company and Capital & Counties (London, England) (Exhibit 10.22 to the Company's Registration Statement on Form S-1, No. 33-92050)

     10.29* Form of Stock Option and Restricted Stock Purchase Plan of the Company (Exhibit 10.29 to the Company's Registration Statement on Form S-1, No. 33-92050), as amended by the First Amendment thereto (Exhibit 10.1 to the Company's Report on Form 10-Q for the Quarterly Period Ended June 30, 1995, No. 0-26194) and the Second and Third Amendments thereto (Appendices A and B to the Company's 1997 Proxy Statement filed under cover of Schedule 14A, No. 0-26194)

     10.30* Form of Stock Option Plan for Non-Employee Directors of the Company (Exhibit 10.30 to the Company's Registration Statement on Form S-1, No. 33-92050)

     10.31* Form of Incentive Stock Option Agreement (Exhibit 10.31 to the Company's Registration Statement on Form S-1, No. 33-92050)

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

     10.39 Credit Agreement and related Promissory Note between Seer Technologies, Inc. and NationsBank, N.A. and related Guaranty between the Company and WCAS, all dated July 15, 1996 (Exhibit
                10.39 to the Quarterly Report on Form 10-Q for the period ended June 30, 1996, No. 0-26194, as amended by the First Amendment thereto dated March 27, 1997) (attached as Exhibit 10.48)

     10.41 Preferred Stock Purchase Agreement dated August 8, 1996, among the Company, WCAS and certain WCAS affiliates named therein (Exhibit 10.41 to the Quarterly Report on Form 10-Q for the period ended June 30, 1996, No. 0-26194)

     10.42 Stock Agreement dated August 8, 1996, between the Company and WCAS (Exhibit 10.42 to the Quarterly Report on Form 10-Q for the period ended June 30, 1996, No. 0-26194)

     10.43* Employment Agreement, dated August 8, 1996, between the Company and Thomas A. Wilson (Exhibit 10.43 to the Annual Report on Form 10-K for the year ended September 30, 1996, No. 0-26194)

     10.45* Employment Agreement, dated September 23, 1996, between the Company and Steven Dmiszewicki (Exhibit 10.45 to Annual Report on Form 10-K for the year ended September 30, 1996, No. 0-26194)

     10.46 Credit Agreement between Seer Technologies, Inc. and Greyrock Business Credit, dated March 26, 1997 (Exhibit 10.46 to the Quarterly Report on Form 10-Q for the period ended March 31, 1997, No. 0-26194)

     10.47 Lease Amendment for the Company's Cary Office, dated March 31, 1997, between Seer Technologies, Inc. and Regency Park Corporation (Cary, NC).(Exhibit 10.47 to the Quarterly Report on Form 10-Q for the period ended March 31, 1997; No. 0-26194)

     10.48 First Amendment to Credit Agreement dated March 27, 1997 between Seer Technologies, Inc. and NationsBank, N.A.(Exhibit 10.48 to the Quarterly Report on Form 10-Q for the period ended March 31, 1997, No. 0-26194; Original agreement is exhibit 10.39 to the Quarterly Report on Form 10-Q for the period ended June 30, 1996, No. 0-26194)

     10.49* Employment Agreement, dated December 103, 1996 between the Company and Michael Reiff (filed herewith)

     10.50* Employment Agreement, dated May 9, 1997, between the Company and Ted Venema (filed herewith)

     10.51 Amendment to Master Distribution and License Agreement between the Company and IBM Ireland Information Services Limited dated February 14, 1997 (filed herewith)

     10.52* Seer Technologies, Inc. Employee Stock Purchase Plan(U.S.) (Appendix A to the Company's Proxy Statement filed under cover of Schedule 14A, No. 0-26194)

     11.1 Statement regarding Computation of Earnings Per Share (filed herewith)

     21.1       Subsidiaries (filed herewith)

     23.1       Consent of Coopers & Lybrand L.L.P. (filed herewith)

     27.1       Financial Data Schedule (filed herewith)



 * Management contract or compensatory agreement.

(b)   Reports on Form 8-K

The Company filed no Reports on Form 8-K during the period covered by this Report.

                                  SIGNATURES
                                  ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
33

                                       SEER TECHNOLOGIES, INC.


                                       By: /s/ Thomas A. Wilson
                                           -------------------------------------
                                           Thomas A. Wilson
                                           President and Chief Executive Officer

                                       Date: December 29, 1997
                                             -----------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:  December 29, 1997                  /s/ Robert A. Minicucci
       -------------------------          --------------------------------------
                                          Robert A. Minicucci
                                          Chairman of the Board

Date:  December 29, 1997                  /s/ Thomas A. Wilson
       -------------------------          --------------------------------------
                                          Thomas A. Wilson
                                          President and Chief Executive Officer

Date:  December 29, 1997                  /s/ Steven Dmiszewicki
       -------------------------          --------------------------------------
                                          Steven Dmiszewicki
                                          Senior Vice President and
                                           Chief Financial Officer

Date:  December 29, 1997                  /s/ Bruce K. Anderson
       -------------------------          --------------------------------------
                                          Bruce K. Anderson
                                          Director

Date:  December 29, 1997                  /s/ Frank T. Cary
       -------------------------          --------------------------------------
                                          Frank T. Cary
                                          Director

Date:  December 29, 1997                  /s/ Anthony J. deNicola
       -------------------------          --------------------------------------
                                          Anthony J. deNicola
                                          Director

Date:  December 29, 1997                  /s/ George L. McTavish
       -------------------------          --------------------------------------
                                          George L. McTavish
                                          Director

                            SEER TECHNOLOGIES, INC.



                         INDEX TO FINANCIAL STATEMENTS
                         -----------------------------





                                                                        Page No.
                                                                        --------
Report of Independent Accountants........................................  F-2

Financial Statements

Consolidated Balance Sheets..............................................  F-3
Consolidated Statements of Operations....................................  F-4
Consolidated Statements of Changes in Stockholders' Equity (Capital
 Deficiency).............................................................  F-5
Consolidated Statements of Cash Flows....................................  F-6
Notes to Consolidated Financial Statements...............................  F-7

                       REPORT OF INDEPENDENT ACCOUNTANTS



                               _________________



To the Stockholders of Seer
 Technologies, Inc.

     We have audited the accompanying consolidated balance sheets of Seer Technologies, Inc. as of September 30, 1997 and 1996, and the related consolidated statements of operations, changes in stockholders' equity (capital deficiency), and cash flows for each of the three years in the period ended September 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Seer Technologies, Inc. as of September 30, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 1997 in conformity with generally accepted accounting principles.

                                         /s/ COOPERS & LYBRAND L.L.P.

Washington, D.C.
October 24, 1997

                            SEER TECHNOLOGIES, INC.
                          CONSOLIDATED BALANCE SHEETS
              (in thousands, except share and per share amounts)

                                                                                     September 30,       September 30,
                                                                                          1997               1996
                                                                                     ------------        ------------
ASSETS
      Cash and cash equivalents                                                       $   4,268          $     377
      Trade accounts receivable, less allowance for doubtful accounts                    31,383             42,938
      Prepaid expenses and other current assets                                           1,947              4,116
      Deferred income taxes                                                               1,152              4,621
                                                                                      ---------          ---------
                 Total current assets                                                    38,750             52,052

      Trade accounts receivable, net                                                      2,041              3,803
      Property and equipment, net                                                         4,528              6,459
      Capitalized software costs, net                                                     3,206              3,057
      Deferred income taxes, net of valuation allowance                                  17,599             12,971
      Other assets                                                                          411                462
                                                                                      ---------          ---------
                  Total assets                                                        $  66,535          $  78,804
                                                                                      =========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY

      Notes payable, due on demand                                                    $  22,052          $  14,379
      Accounts payable                                                                    4,279              3,487
      Accrued expenses:
          Compensation                                                                    1,964              3,920
          Commissions                                                                     1,536              4,401
          Other                                                                           5,241              8,463
      Deferred revenue                                                                    7,813             10,853
      Income taxes payable                                                                1,826              2,586
                                                                                      ---------          ---------
                  Total current liabilities                                              44,711             48,089

      Deferred revenue                                                                      981                662

      Commitments and contingencies (Notes 16 and 17)

      Stockholders' equity:
          Series A convertible preferred stock, $0.01 par value, 10,000,000 shares authorized in 1997 and 1996, respectively; 2,094,143 shares issued and outstanding at September 30, 1997 and 1996; $5.969 per share liquidation preference (aggregate liquidation value of
            $12,500,000)                                                                     21                 21
          Common stock, $0.01 par value, 30,000,000 shares authorized in 1997 and 1996, respectively; 11,865,167 and 11,612,107
            shares issued and outstanding at September 30, 1997 and 1996,
            respectively                                                                    119                116
          Additional paid-in-capital - preferred                                         12,281             12,281
          Additional paid-in-capital - common                                            58,486             57,544
          Cumulative translation adjustments                                               (644)              (505)
          Accumulated deficit                                                           (49,420)           (39,404)
                                                                                      ---------          ---------
                  Total stockholders' equity                                             20,843             30,053
                                                                                      ---------          ---------
                  Total liabilities and stockholders' equity                          $  66,535          $  78,804
                                                                                      =========          =========

                 The accompanying notes are an integral part
                   of the consolidated financial statements.

                            SEER TECHNOLOGIES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except per share amounts)

                                                             For the Years Ended
                                                                September 30,
                                                      1997            1996          1995
                                                      ----            ----          ----
Operating revenue:
        Software products                             $   34,244    $   28,795     $   55,419
        Maintenance                                       14,598        13,182         11,142
        Services                                          54,311        49,680         44,924
                                                      ----------    ----------     ----------
             Total operating revenue                     103,153        91,657        111,485

Cost of revenue:
        Software products                                  1,545         1,562            568
        Maintenance                                        8,436         9,157          7,471
        Services                                          41,860        42,401         30,904
                                                      ----------    ----------     ----------
             Total cost of revenue                        51,841        53,120         38,943

Gross profit                                              51,312        38,537         72,542

Operating expenses:
        Sales and marketing                               30,693        43,982         39,405
        Research and product development                  12,485        16,789         14,523
        General and administrative                        14,705        19,878          9,360
        Restructuring charges                                500         3,000              -
                                                      ----------    ----------     ----------
             Total operating expenses                     58,383        83,649         63,288
                                                      ----------    ----------     ----------

Income (loss) from operations                             (7,071)      (45,112)         9,254

Other income (expense):
        Interest income                                      514           648            254
        Interest expense                                  (2,181)         (802)          (701)
                                                      ----------    ----------     ----------
             Other income (expense), net                  (1,667)         (154)          (447)
                                                      ----------    ----------     ----------

Income (loss) before provision for income taxes           (8,738)      (45,266)         8,807

Income tax provision (benefit)                             1,228       (13,684)         3,655
                                                      ----------    ----------     ----------

Net income (loss)                                    $    (9,966)  $   (31,582)    $    5,152
                                                     ===========   ===========     ==========

Primary earnings (loss) per common and
        common equivalent share                      $     (0.85) $      (2.76)    $     0.45
                                                     ===========  ============     ==========

Weighted average common and common
        equivalent shares outstanding                     11,707        11,445         11,507
                                                     ===========  ============      =========

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                            SEER TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)
                     (in thousands, except share amounts)





                                                  Series A               Series B              Series C
                                               Preferred Stock        Preferred Stock       Preferred Stock        Common Stock
                                               ---------------        ---------------       ---------------        ------------
                                              Shares      Amount     Shares      Amount    Shares     Amount      Shares     Amount
                                              ------      ------     ------      ------    ------     ------      ------     ------
Balance at September 30, 1994                 $           $   --     2,384,615   $   24     98,816    $    1     1,591,973   $   16


       Issuance of common shares                                                                                 2,970,987       30
       Repurchase of common shares                                                                                  (2,486)
       Accretion of Senior redeemable
          preferred stock to mandatory
          redemption amount
       Senior redeemable preferred stock
          dividends earned
       Conversion of Series B preferred
          stock to common shares                                    (2,384,615)    (24)    (98,816)       (1)    6,593,842       66
       Conversion of Series C preferred
          stock to common shares                                                                                   197,632        2
       Cumulative translation adjustment
       Net income
                                              ---------   -------    ---------   ------    --------   ------   ------------  ------

Balance at September 30, 1995                                                                                    11,351,948     114


       Issuance of convertible preferred
          shares                              2,094,143       21
       Issuance of common shares                                                                                    260,159       2
       Cumulative translation adjustment
       Net loss
                                              ---------   -------    ---------   ------    --------   ------     ----------  ------

Balance at September 30, 1996                 2,094,143       21                                                 11,612,107     116

       Issuance of common shares                                                                                    263,060       3
       Repurchase of common shares                                                                                  (10,000)
       Cumulative translation adjustment
       Net loss
                                              ---------   -------    ---------   ------    --------   ------     ----------  ------

Balance at September 30, 1997                 2,094,143       21                                                 11,865,167     119
                                              =========   =======    =========   ======    ========   ======     ==========     ===




                                                                                                             Total
                                               Additional     Additional                                 Stockholders'
                                                 Paid-in       Paid-in       Cumulative                     Equity/
                                                 Capital-      Capital-      Translation  Accumulated      (Capital
                                                Preferred       Common       Adjustments    Deficit       Deficiency)
                                                ---------     -----------    -----------    -------       -----------
Balance at September 30, 1994                   $      --     $  10,969      $     (132)    $ (12,974)    $     (2,096)

       Issuance of common shares                                 48,767                                         48,797
       Repurchase of common shares                                  (22)                                           (22)
       Accretion of Senior redeemable
          preferred stock to mandatory
          redemption amount                                      (1,940)                                        (1,940)
       Senior redeemable preferred stock
          dividends earned                                       (1,190)                                        (1,190)
       Conversion of Series B preferred
          stock to common shares                                    (42)                                            (1)
       Conversion of Series C preferred
          stock to common shares                                     (1)                                             1
       Cumulative translation adjustment                                           (263)                          (263)
       Net income                                                                               5,152            5,152
                                                    -------     -------           ------     --------          -------

Balance at September 30, 1995                                    56,541            (395)       (7,822)          48,438

       Issuance of convertible preferred
         shares                                      12,281                                                     12,302
       Issuance of common shares                                  1,003                                          1,005
       Cumulative translation adjustment                                           (110)                          (110)
       Net loss                                                                               (31,582)         (31,582)
                                                    -------     -------           ------     --------          -------

Balance at September 30, 1996                        12,281      57,544            (505)      (39,404)          30,053

       Issuance of common shares                                    992                                            995
       Repurchase of common shares                                  (50)                          (50)            (100)
       Cumulative translation adjustment                                           (139)                          (139)
       Net loss                                                                                (9,966)          (9,966)
                                                    -------     -------           ------     --------          -------

Balance at September 30, 1997                       $12,281     $58,486           $(644)     $(49,420)         $20,843
                                                    =======     =======           ======     ========          =======

                 The accompanying notes are an integral part
                   of the consolidated financial statements.

                             SEER TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                 For the Years Ended
                                                                                    September 30,
                                                                           1997             1996            1995
                                                                           ----             ----            ----
Cash flows from operating activities:
        Net income (loss)                                                $    (9,966)   $   (31,582)     $    5,152
        Adjustments to reconcile net income (loss) to net cash used in operating activities:
            Depreciation and amortization                                      4,664          4,475           2,740
            Deferred income taxes                                             (1,159)       (16,577)            145
            Provision for uncollectible accounts                               4,338         10,158             773
            Other                                                                 86              -               -
            Changes in assets and liabilities:
                 Trade accounts receivable                                     8,863         (9,043)        (23,771)
                 Prepaid expenses and other assets                             1,882             28          (2,389)
                 Accounts payable, accrued expenses,
                    and income taxes payable                                  (7,899)         2,444           5,635
                 Deferred revenue                                             (2,721)         3,922            (492)
                                                                         -----------    -----------      ----------
                   Net cash used in operating activities                      (1,912)       (36,175)        (12,207)

Cash flows from investing activities:
        Purchases of property and equipment                                   (1,031)        (2,768)         (4,239)
        Capitalization of software development costs                          (1,373)        (1,600)           (929)
                                                                         -----------    -----------      ----------
                   Net cash used in investing activities                      (2,404)        (4,368)         (5,168)

Cash flows from financing activities:
        Issuance of common shares                                                797            602          48,797
        Repurchase of common shares                                             (100)             -             (22)
        Issuance of preferred shares                                               -         12,500               -
        Preferred stock issuance costs                                             -           (198)              -
        Preferred stock dividend                                                   -              -          (1,190)
        Redemption of Senior Redeemable Preferred Stock                            -              -         (15,135)
        Debt issuance costs                                                     (280)             -               -
        Net borrowings under lines of credit                                   7,813         14,379          (2,700)
                                                                         -----------    -----------      ----------
                   Net cash provided by financing activities                   8,230         27,283          29,750

Effect of exchange rate changes on cash                                          (23)           (13)             (3)
                                                                         -----------    -----------      ----------

Net increase (decrease) in cash and cash equivalents                           3,891        (13,273)         12,372

Cash and cash equivalents:
        Beginning of period                                                      377         13,650           1,278
                                                                         -----------    -----------      ----------

        End of period                                                    $     4,268    $       377      $   13,650
                                                                         ===========    ===========      ==========

Supplemental disclosures of cash flow information:
        Cash paid during the period for:
               Income Taxes                                              $     2,400    $     1,596      $    1,549
                                                                         ===========    ===========      ==========
               Interest                                                  $     2,040    $       846      $      701
                                                                         ===========    ===========      ==========

     During fiscal year 1996, the Company issued 75,000 shares of its common stock to Welsch, Carson, Anderson, & Stowe IV ("WCAS") in exchange for WCAS's guaranty of up to $12,500 of the Company's line of credit. The market value of the common stock on the date of issuance, approximately $403, was capitalized and is being amortized over the life of the guaranty. Approximately $67 of the guaranty-related cost was amortized during fiscal year ended September 30, 1996. The remainder of the guaranty was amortized during fiscal 1997.

       The accompanying notes are an integral part of the consolidated financial statements.

                            SEER TECHNOLOGIES, INC.


                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
            (dollars in thousands, except share and per share data)



Note 1.      Summary of Operations and Significant Accounting Policies

Operations

Seer Technologies, Inc. (the "Company") is one of the software industry's earliest pioneers and a long-time leader in component-based software application development. During fiscal year 1997, the Company announced its new strategic direction, which when fully implemented will transition the Company from a distributor of application development tools and middleware to a supplier of enterprise componentware for selected vertical markets. Enterprise componentware is a combination of application components--reusable, customizable partial applications--and the infrastructure technologies that enable their creation, customization, and assembly.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All significant intercompany accounts and transactions are eliminated in consolidation.

Foreign Currency Translation

The assets and liabilities of foreign subsidiaries are translated to U.S. dollars at the current exchange rate as of the balance sheet date. The resulting translation adjustment is recorded as a separate component of stockholders' equity. Statements of operations items are translated at average rates of exchange during each reporting period. Transaction gains and losses are included in current operations. Realized and unrealized net losses (gains) for transactions denominated in foreign currencies were $136, $556, and $264 respectively, for the fiscal years ended September 30, 1997, 1996, and 1995.

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

Revenue from recurring maintenance contracts is recognized ratably over the maintenance contract period, which is typically twelve months. Maintenance revenue that is not yet earned is included in deferred revenue.

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

Cost of Revenue

The primary components of the Company's cost of revenue for its software products are packaging and distribution costs, software amortization and royalties. The primary components of the Company's cost of revenue for maintenance are payments under various distribution and marketing agreements with IBM and customer support. A portion of the costs related to customer support are deferred and recognized as the service is provided. The primary component of the Company's cost of revenue for services is compensation expense.

Cash and Cash Equivalents

Cash and cash equivalents include all cash balances and highly liquid investments with a maturity of three months or less from the date of purchase. For these instruments, the carrying amount is a reasonable estimate of fair value. The Company places substantially all cash and cash equivalents with various financial institutions in both the United States and several foreign countries. At times, such cash and cash equivalents may be in excess of FDIC insurance limits.

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

All capitalized software costs are amortized over related sales on a product-by-product basis at the greater of the amount computed using (a) the ratio of current gross revenues for a product to the total of current and anticipated future gross revenues or (b) the straight-line method over the remaining estimated economic life of the product. Generally, an original estimated economic life of three years is assigned to capitalized software costs, once the product is available for general release to customers. Costs incurred prior to the establishment of technological feasibility is charged to research and development expense.

Research and Product Development

Research and product development costs are expensed as incurred.

Forward Exchange Contracts

The Company conducts its business in various foreign currencies. As a result, it is subject to the transaction exposures that arise from foreign exchange rate movements between the dates that foreign currency transactions are recorded and the date they are consummated. The Company enters into foreign exchange forward contracts to hedge the effect of fluctuating foreign currencies on its results of operations (see Note 12). Gains and losses associated with exchange rate fluctuations on forward contracts are recorded currently as income or loss as they offset corresponding gains and losses on the foreign currency denominated assets or liabilities being hedged. The gains and losses are computed by multiplying the foreign currency amounts of the forward contracts by the difference between the spot rate at the balance sheet date and the spot rate at the date of inception of the forward contracts. The costs of the forward contracts are recorded as expense over the lives of the contracts. Cash flows related to forward exchange contracts are classified in the Consolidated Statement of Cash Flows in the same categories as the hedged assets or liabilities.

Income Taxes

The provision for income taxes includes United States federal, state and foreign income taxes, each currently payable and deferred, as determined in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". This statement requires that all deferred tax asset and liability balances be determined by application to temporary differences of the tax rate expected to be in effect when taxes will become payable or receivable. Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years. The Company's temporary differences consist primarily of accelerated depreciation, deferred revenue and capitalized software costs.

Earnings Per Share

Primary earnings per share are based on the weighted average number of common shares and common share equivalents outstanding during the period. The Series B and Series C convertible preferred shares issued that were automatically converted upon the effective date of the public offering have been included as a common share equivalent for the years ended September 30, 1995. Stock options issued to employees during the twelve months immediately preceding the initial filing date of the public offering have been included in the calculation for the year ended September 30, 1995 as if they were outstanding for 1995, using the treasury stock method. The per share data for 1995 is presented pro forma, giving effect to the number of shares whose proceeds would be necessary to pay the redemption value and accrued dividends on the Senior Redeemable Preferred Stock on the effective date of the public offering. All common stock equivalents are excluded from the primary earnings per share calculation for the fiscal years ended September 30, 1997 and 1996 since their inclusion would be antidilutive. Presentation of fully diluted earnings per share is not required for fiscal years 1997, 1996, or 1995.

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

Reclassifications

Certain prior year amounts in the accompanying financial statements have been reclassified to conform to the 1997 presentation. Such reclassifications had no effect on previously reported net income or stockholders' equity.


Note 2.      Property and Equipment

Property and equipment consists of the following at September 30:

                                                                      1997         1996
                                                                      ----         ----
                Computer equipment                                  $ 12,961   $ 12,137
                Leasehold improvements                                 2,122      2,112
                Office equipment                                       1,286      1,257
                Furniture and fixtures                                 2,354      2,529
                                                                    --------   --------
                                                                      18,723     18,035

                Less accumulated depreciation and amortization       (14,195)   (11,576)
                                                                    --------   --------
                                                                    $  4,528   $  6,459
                                                                    ========   ========

Depreciation and amortization expense was $2,962, $3,137, and $2,419 for the fiscal years ended September 30, 1997, 1996, and 1995, respectively.


Note 3.    Capitalized Software Costs

For the fiscal years ended September 30, 1997, 1996 and 1995, the Company capitalized $1,372, $1,600, and $929, respectively, of internal costs related to developing software for sale. During the fiscal years ended September 30, 1997, 1996 and 1995, the Company recognized $1,223, $968, and $309, respectively, of expense related to the amortization of these costs, which is recorded in cost of revenue, software products, in the Consolidated Statements of Operations. Accumulated amortization of capitalized software costs is $2,814 and $1,591 at September 30, 1997 and 1996, respectively.


Note 4.    Accounts Receivable

Trade accounts receivable consists of the following at September 30:

                                                                 1997         1996
                                                                 ----         ----
                Current trade accounts receivable                $33,355    $52,693
                Less:  Allowance for doubtful accounts            (1,360)    (9,351)
                       Unamortized discount                         (612)      (404)
                                                                 -------    -------
                                                                 $31,383    $42,938
                                                                 =======    =======

                Noncurrent trade accounts receivable             $ 2,414    $ 4,185
                Less:  Unamortized discount                         (373)      (382)
                                                                 -------    -------
                                                                 $ 2,041    $ 3,803
                                                                 =======    =======

All noncurrent receivables were unbilled at September 30, 1997 and 1996. Approximately $8,942 and $4,830 of current trade receivables were unbilled at September 30, 1997 and 1996.

Discounts on receivables with payment terms in excess of one year were calculated based on an imputed interest rate of 12%, 10% and 7.4% for fiscal years ended September 30, 1997, 1996 and 1995, respectively.

The provision for uncollectible amounts was $4,338, $10,158 and $773 for the years ended September 30, 1997, 1996 and 1995 respectively. Write-offs of accounts receivable were $12,329, $1,457 and $123 for the years ended September 30, 1997, 1996 and 1995, respectively.


Note 5.    Credit Facilities

At September 30, 1997, the Company maintained two credit facilities (the "Revolving Facility" and the "Guaranteed Facility") which provided for combined borrowings of up to $37.5 million for working capital purposes based on the Company's eligible accounts receivable, as defined in the loan agreements. The Revolving Facility allows for borrowings of up to $25 million, bears interest at the London Interbank Offered Rate ("LIBOR") plus 5.0% and is collateralized by the Company's accounts receivable, equipment and intangibles. The Guaranteed Facility allows for borrowings of up to $12.5 million and bears interest at the higher of LIBOR plus 1.25% or .5% plus the prime rate quoted by the Federal Reserve. The Guaranteed Facility is guaranteed by the Company's principal stockholder, Welsh, Carson, Anderson, & Stowe VI, L.P. ("WCAS"), pursuant to an agreement with the Company. Borrowings under the Revolving Facility must always exceed borrowings under the Guaranteed Facility. There are no other financial covenants for either credit facility. The Revolving Facility is due on demand and will terminate on March 31, 1998. However, it is automatically renewed for successive additional terms of one year each, unless terminated by either party. The Guaranteed Facility terminates on June 30, 1998 unless terminated at an earlier date by the Company.

As of September 30, 1997, the Company had outstanding borrowings of $19,567 under the Revolving Facility and $2,625 under the Guaranteed Facility. The interest rates for the Revolving Facility and the Guaranteed Facility were 10.7% and 8.5%, respectively, at September 30, 1997.

During fiscal year 1997, the Company incurred approximately $280 in connection with the renegotiation of its revolving credit facility. The loan costs are being amortized over the term of the facility. The unamortized loan costs of $140 at September 30, 1997 are included in the Consolidated Balance Sheet as a deduction from notes payable.

In connection with the Guaranty Agreement, the Company issued 75,000 shares of its common stock to WCAS. The market value of the capital stock on the date of issuance, approximately $403, was capitalized and is being amortized over the life of the guaranty. Approximately $67 of the guaranty-related cost was amortized during the fiscal year ended September 30, 1996. The remainder of the guaranty-related cost was amortized during the fiscal year ended September 30, 1997.

Additionally, the Company has a line of credit of $3,500 available to enter foreign exchange contracts. The aggregate notional amount of foreign exchange contracts outstanding from the lender cannot exceed $23,333. At September 30, 1997 the aggregate notional amount of foreign exchange contracts outstanding from the lender was $10,323.

The Company believes that existing cash on hand, cash provided by future operations, and additional borrowings under its lines of credit will be sufficient to finance its operations and expected working capital and capital expenditure requirements for at least the next twelve months. Thereafter, the Company's liquidity will depend upon the results of future operations, as well as available sources of financing. There can be no assurance that the Company will be able to meet its cash requirements through operations or, if needed, obtain additional financing on acceptable terms, and the failure to do so may have an adverse impact on the Company's business and operations.


Note 6.    Initial Public Offering

In July 1995, the Company completed its initial public offering of 3,093,397 shares of common stock (the "Common Stock"), of which the Company sold 2,953,487 shares and 139,910 shares were sold by selling stockholders. The Company received net proceeds from the initial public offering of $49,441. A series of transactions occurred in conjunction with the initial public offering:

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


Note 7.    Convertible Preferred Stock

During August 1996, the Company sold 2,094,143 shares of its newly authorized Series A Convertible Preferred Stock (the "Preferred Stock") to WCAS and certain WCAS affiliates, resulting in gross proceeds to the Company of $12,500. The proceeds from the sale of the Preferred Stock were used for general corporate purposes. Approximately $198 of expenses was incurred in connection with the stock issuance and has been recorded in the Consolidated Statement of Stockholders' Equity (Capital Deficiency) as an offset to the Preferred Stock proceeds. The sale of the Preferred Stock was made in a private transaction exempt from the registration requirements of the federal securities laws.

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


Note 8.    Stock-Based Compensation Plans

The Company has a Stock Option and Restricted Stock Purchase Plan pursuant to which certain employees and officers of the Company have been or will be granted nonvested stock or stock options to acquire up to a maximum of 2,900,000 shares of the Company's common stock. Prior to October 1, 1996, options granted under this plan vested through September 30, 2004, subject to accelerated vesting at the end of each fiscal year from 1995 to 1998, based on company performance objectives, as defined in the plan. During the fiscal year ended September 30, 1996, the Company exchanged all options with exercise prices of $7.50 or more per share for options with an exercise price of $6.38 per share, which was the fair market value of the Company's common stock on the date of exchange. Effective October 1, 1996, the vesting provisions of the plan were amended so that the nonvested stock and stock options issued after that date vest over a specified period of time as determined by the Company's compensation committee when the options are granted. Vesting provisions for options issued prior to October 1, 1996 were amended so that any options existing at October 1, 1996 vested over a four year period. Option exercise prices are no less than 100% of the fair market value at the date of grant, and vested options may be exercised for a period of up to ten years from the date of grant.

The Company also has a Stock Option Plan for Non-Employee Directors, pursuant to which non-employee directors can be granted options to acquire up to 200,000 shares of the Company's common stock, with a maximum of 10,000 options available per non-employee director. The options vest in one-third increments on each of the first through third anniversaries of the grant date.

Activity for stock options issued under these plans for the fiscal years ending September 30, 1997, 1996 and 1995 is as follows:



                                                                                 Weighted
                                                                                  Average
                                                    Plan        Option Price     Exercise
                                                  Activity       per Share         Price
                                                  --------       ---------         -----
           Balance at September 30, 1994              -
                Granted                            2,219,000    $3.25 - $18.00     $3.39
                Forfeited                            (71,350)    3.25 -  18.00      3.66
                                                    --------

           Balance at September 30, 1995           2,147,650      3.25 - 18.00      3.38
                Granted                              735,450      5.50 - 18.00      9.91
                Exercised                           (185,159)     3.25 - 10.00      3.26
                Forfeited                           (581,696)     3.25 - 14.50      3.64
                                                   ---------

           Balance at September 30, 1996           2,116,245      3.25 - 18.00      4.74
                Granted                              808,625      3.25 -  6.50      4.37
                Exercised                           (243,696)     3.25 -  6.38      3.26
                Forfeited                           (907,805)     3.25 -  6.38      3.64
                                                   ---------

           Balance at September 30, 1997           1,773,369      3.25 - 18.00      5.31
                                                   =========

In October 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS 123 is effective for periods beginning after December 15, 1995. SFAS 123 requires that companies either recognize compensation expense for grants of stock, stock options, and other equity instruments based on fair value, or provide pro forma disclosure of net income and earnings per share in the notes to the financial statements. The Company adopted the disclosure provisions of SFAS 123 in fiscal year 1997 and has applied Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates as calculated in accordance with SFAS 123, the Company's net loss and loss per share for the fiscal years September 30, 1997 and 1996 would have been increased to the pro forma amounts indicated below.

The weighted average grant date fair value of options issued during the years ended September 30, 1997 and 1996 was equal to $2.72 and $3.87 per share, respectively. The fair value of options granted during the fiscal years ended September 30, 1997 and 1996 was equal to $2,159 and $2,813, respectively. There were no option grants issued below fair market value during fiscal years 1997 or 1996.

The fair value of the Company's stock-based awards to employees was estimated as of the date of the grant using the Black-Scholes option-pricing model, using the following weighted-average assumptions:



                    Expected life (in years)                        5
                    Expected volatility                            70%
                    Risk free interest rate                     6.14% - 6.40%
                    Expected dividend yield                        0%


For disclosure purposes, the adjusted estimated fair value of the Company's stock-based awards to employees is amortized over the vesting period. The Company's adjusted information follows (in thousands, except for per share information):

                                                         1997           1996
                                                         ----           ----
          Net income (loss), as reported              $   (9,966)    $ (31,582)
          Net income (loss), as adjusted                 (10,591)      (31,703)

          Pro forma net income (loss) per share as
          reported                                    $    (0.85)    $   (2.76)
          Pro forma net income (loss) per share as
          adjusted                                    $    (0.90)    $   (2.77)


During the fiscal year ended September 30, 1997, the Company issued 38,500 shares of nonvested stock to employees. The Company recognized compensation expense with respect to nonvested stock awards equal to the difference between the market price and the par value of the stock on the grant date. Compensation expense recognized during fiscal year 1997 for nonvested stock was $172. All of the nonvested stock outstanding at September 30, 1997 (23,500 shares) vests during fiscal year 1998, unless forfeited.


At September 30, 1997 and 1996 options to purchase approximately 284,015 and 184,348 shares of common stock were exercisable, respectively, pursuant to the plans at prices ranging from $3.25 to $18.00. The following table summarizes information about stock options outstanding at September 30, 1997:



                                          Remaining
                                       Contractual Life
                         Number          for Options         Number
    Exercise Price     Outstanding       Outstanding      Exercisable
    --------------     -----------       -----------      -----------
         $3.25           433,802             6.35              131,694
         $3.75           401,500             9.17                    -
         $4.00            10,000             9.54                    -
         $4.75            31,125             9.34                3,333
         $5.00           200,000             9.33                    -
         $5.50           312,000             8.91               75,000
         $5.63            22,000             9.79                    -
         $6.00            20,000             9.95                    -
         $6.06            17,000             9.92                    -
         $6.38           200,942             8.56               48,988
         $6.50            25,000             9.50                    -
        $18.00           100,000             8.89               25,000
                       ---------                               -------
                       1,773,369                               284,015
                       =========                               =======


Note 9.    Employee Benefit Plans


The Company has a 401(k) plan for all U.S. employees. Effective January 1, 1997, the Company amended the plan to provide a 25% matching contribution for an employee's contribution up to 4% of an employee's salary. Participants must be employed at December 31 of each calendar year to be eligible for employer matching contributions. Prior to this amendment, matching contributions were made at the discretion of the Board of Directors. For the years ended September 30, 1996 and 1995, the Board of Directors did not authorize any contributions to the 401(k) plan.

The Company also has employee benefit plans for each of its foreign subsidiaries, as mandated by each country's laws and regulations. Expense recognized under these plans for the years-ended September 30, 1997, 1996, and 1995 was $684, $629, and $400, respectively.

During the second quarter of fiscal year 1996, the Company adopted the Seer Technologies, Inc. Employee Stock Purchase Plan for its U.S. employees. The plan allows employees to purchase shares of the Company's common stock for 85% of fair market value. The Company is responsible for the differential in market value, as well as, all administrative costs of the plan. For fiscal years 1997 and 1996, the Company incurred expenses of $48 and $31, respectively, for the plan.

Note 10.          Significant Customers and Concentration of Credit Risk

No one customer accounted for more than 10% of operating revenue for the fiscal years ended September 30, 1997 and 1996. During the fiscal years ended September 30, 1995, there were sales to one major customer that exceeded 10% of operating revenue. Revenues from this customer, Banca Commerciale Italiana, were $20,457 or 17% of revenues for the year ended September 30, 1995.

The Company has entered into several marketing and distribution agreements with IBM throughout the world. Transactions resulting from these agreements are as follows for the fiscal years ended September 30:

                                              1997        1996        1995
                                              ----        ----        ----
            Expenses incurred               $ 1,720     $ 4,907     $  4,375
            Revenues generated              $55,029     $59,493     $ 79,019
            Percentage of revenues            53%         65%          71%
            Percentage of outstanding
                 receivables                  46%         70%          70%

As of September 30, 1997 and 1996, the Company had outstanding trade accounts receivable primarily from 97 and 128 customers, respectively. It is the policy of the Company to closely monitor all accounts receivable and to record a provision for uncollectible accounts when the uncollectible amounts are estimable. Generally, no collateral is required.


Note 11.          Foreign and Domestic Operations and Export Sales

The following table presents a summary of operations by geographic region for the fiscal years ended September 30:


Revenue

                                                          1997         1996        1995
                                                          ----         ----        ----
                    United Kingdom                     $ 24,183      $ 28,512    $ 20,970
                    Ireland                                 183         8,207      11,013
                    The Netherlands                         315         3,056       6,223
                    Italy                                 6,862         5,805       3,847
                    Other                                17,527        20,414      12,146
                                                       --------      --------    --------
                    Total                                49,070        65,994      54,199
                    Intercompany eliminations           (46,653)      (54,735)    (38,009)
                                                       --------      --------    --------
                    Total foreign revenue                 2,417        11,259      16,190
                    Domestic revenue                    100,736        80,398      95,295
                                                       --------      --------    --------
                         Total revenue                 $103,153      $ 91,657    $111,485
                                                       ========      ========    ========

Operating income (loss)

                                                            1997         1996        1995
                                                            ----         ----        ----
                    United Kingdom                        $ 1,208   $   1,388     $ 1,238
                    Ireland                                   118         253         345
                    The Netherlands                            84         230         428
                    Italy                                     509         442         277
                    Other                                     557         289         316
                                                          -------   ---------     -------
                    Total foreign operating income          2,476       2,602       2,604
                    Domestic operating income (loss)      (11,214)    (47,868)      6,203
                                                          -------   ---------     -------
                         Total operating income (loss)    $(8,738)  $ (45,266)    $ 8,807
                                                          =======   =========     =======

Identifiable Assets

                                                                      1997         1996        1995
                                                                      ----         ----        ----
                    United Kingdom                                  $ 5,956     $ 5,894     $ 4,696
                    Ireland                                           1,468       1,453         694
                    The Netherlands                                     682       1,181         705
                    Italy                                             2,703       2,211       1,004
                    Other                                             4,659       4,557       3,008
                                                                    -------     -------     -------
                    Total                                            15,468      15,296      10,107
                    Intercompany eliminations                        (8,102)       (376)     (3,009)
                                                                    -------     -------     -------
                    Total foreign identifiable assets                 7,366      14,920       7,098
                    Domestic assets                                  59,169      63,884      69,346
                                                                    -------     -------     -------
                         Total assets                               $66,535     $78,804     $76,444
                                                                    =======     =======     =======


The Company's foreign operations are reimbursed by the Company for their costs plus an appropriate mark-up for profit. Operating income consists of revenues less operating expenses and net interest and does not include income taxes.

Export sales for the fiscal years ended September 30, 1997, 1996, and 1995 were $70,288, $55,382 and $84,965, respectively.




Note 12.    Foreign Currencies and Forward Exchange Contracts

At September 30, 1997, the Company had approximately $1,378 and $15,618 U.S. dollar equivalent cash and trade receivable balances, respectively, denominated in foreign currencies. At September 30, 1996, the Company had approximately $789 and $30,843 U.S. dollar equivalent cash and trade receivable balances, respectively, denominated in foreign currencies.

The more significant trade accounts receivable denominated in foreign currencies as a percentage of total trade accounts receivable were as follows:

                                                         1997        1996
                                                         ----        ----
                    Pound Sterling                       9.2%       17.3%
                    Australian Dollar                    7.2%        1.1%
                    Deutsche Mark                        2.0%        9.5%
                    Brazilian Real                       4.2%         -
                    Italian Lira                        12.4%       20.7%

Beginning in fiscal year 1995, the Company entered into foreign exchange forward contracts to hedge the exposures that arise from foreign exchange rate movements between dates that foreign currency denominated receivables are recorded and the date they are paid. Beginning in fiscal year 1997, the Company has entered into similar contracts for foreign currency denominated payables. The Company does not engage in foreign currency speculation. The forward contracts are generally 60 to 90 day forward window contracts having maturities of less than one year. The table below summarizes, by currency, the contractual amounts of the Company's forward contracts for the years ended September 30:

                    1997
                    ----

                       Outbound transactions
                                                                                As of September 30, 1997
                                                                       -----------------------------------------
                                           Original       Contract       Contract        Fair        Unrealized
                    Currency              Contracts      Drawdowns       Balance         Value       Gain/(Loss)
                    --------              ---------      ---------       --------        -----       -----------
                    Australian Dollars    $    389        $   (389)       $      -      $      -      $       -
                    Pound Sterling          13,264          (7,865)          5,399         5,496             97
                    Deutsche Mark            3,405          (3,405)              -             -              -
                                          --------        --------        --------      --------       --------
                         Total            $ 17,058        $(11,659)       $  5,399      $  5,496       $     97
                                          ========        ========        ========      ========       ========


  Inbound Transactions
                                                                                As of September 30, 1997
                                                                      ----------------------------------------------
                                           Original       Contract       Contract         Fair        Unrealized
Currency                                   Contracts      Drawdowns       Balance         Value       Gain/(Loss)
--------                                   ---------      ---------      --------         -----       -----------
Australian Dollars                           $  2,629      $ (2,629)       $      -     $      -        $       -
Pound Sterling                                 24,430       (22,882)          1,548        1,570              (22)
Canadian Dollars                                  926          (628)            298          299               (1)
Danish Krona                                    4,371        (3,880)            491          494               (3)
Deutsche Mark                                   9,156        (8,719)            437          458              (21)
Dutch Guilder                                     865          (865)              -            -                -
Italian Lira                                   21,058       (19,526)          1,532        1,589              (57)
Norwegian Krone                                 4,456        (4,182)            274          291              (17)
Spanish Peseta                                  1,303        (1,156)            147          154               (7)
Swedish Krone                                   5,826        (5,645)            181          185               (4)
Other                                           1,005          (989)             16           17               (1)
                                             --------      ---------       --------     --------         ---------
     Total                                   $ 76,025      $(71,101)       $  4,924     $  5,057         $   (133)
                                             ========      =========       ========     ========         =========







1996
----
                                                                                As of September 30, 1997
                                                                      ----------------------------------------------
                                           Original       Contract       Contract         Fair        Unrealized
Currency                                   Contracts      Drawdowns       Balance         Value       Gain/(Loss)
--------                                   ---------      ---------      --------         -----       -----------
Australian Dollars                            $  3,116       $ (2,743)     $    373      $    375          $     (2)
Pound Sterling                                  14,777         (8,693)        6,084         6,275              (191)
Danish Krona                                     5,515         (5,287)          228           226                 2
Deutsche Mark                                    7,511         (2,937)        4,574         4,475                99
Dutch Guilder                                    3,952         (3,952)            -             -                 -
Italian Lira                                    14,803         (4,453)       10,350        10,461              (111)
Norwegian Krone                                  3,872         (3,594)          278           277                 1
Other                                            2,804         (2,040)          764           771                (7)
                                              --------       ---------     --------      --------          ---------
     Total                                    $ 56,350       $(33,699)     $ 22,651      $ 22,860          $   (209)
                                              ========       =========     ========      ========          =========


Unrealized gains and losses on forward contracts reflect changes in exchange rates and are recorded directly in income, as they offset corresponding unrealized gains and losses on the foreign currency denominated assets being hedged (see Note 1). Forward contract liabilities related to unrealized losses are recorded as other accrued expenses in the Consolidated Balance Sheet.

The Company is exposed to exchange related losses on forward contracts should a transaction with a related forward exchange contract not be consummated by the forward contract expiration date. In such instances, the Company extends or repurchases the contract at the then prevailing market rates. Net realized losses on the extension or repurchase of contracts totaled $156 and $88 for the fiscal years ended September 30, 1997 and 1996, respectively.


Note 13.     Restructuring Charges

During the third quarter of the fiscal year ended September 30, 1996, the Company developed and implemented a reorganizational plan which included, among other things, a 9% staff reduction (75 employees) and the abandonment of certain leased facilities. The Company recorded a restructuring charge of $3,000, which consisted of approximately $1,400 in personnel-related charges and approximately $1,600 of costs associated with carrying vacated space until the lease expiration date. In the first quarter of 1997, the Company recorded an additional restructuring charge of $500 for severance and lease costs related to its reorganizational plan. To date, the Company has paid approximately $3,500 in cash related to the restructuring. The Company believes there are no remaining obligations related to the restructuring at September 30, 1997.

Note 14.     Income Taxes

The provision for income taxes consists of the following for the years ended September 30:

                                                         1997           1996          1995
                                                         ----           ----          ----
             Federal - current                              $ -         $    -      $    240
             State and local - current                        -              -           568
                                                       --------       --------      --------
                                                              -              -           808
             Foreign taxes and withholdings               2,176          2,501         2,702
                                                       --------       --------      --------
                  Current taxes                           2,176          2,501         3,510
                                                       --------       --------      --------
             Federal - deferred                            (757)       (12,832)          105
             State and local - deferred                    (191)        (3,353)           40
                                                       --------       --------      --------
                  Deferred taxes                           (948)       (16,185)          145
                                                       --------       --------      --------
                  Total income tax expense             $  1,228       $(13,684)     $  3,655
                                                       ========       ========      ========

Seer Technologies, Inc. and its U.S. subsidiary file a consolidated Federal income tax return. Foreign subsidiaries file income tax returns in their respective countries. Foreign tax credit carryforwards of approximately $3,212 exist at September 30, 1997. These carryforwards expire from 1999 to 2002 if not utilized. Federal alternative minimum tax credit carryforwards of $184, which have no expiration period, also exist at September 30, 1997. The Company's federal net operating loss carryovers of approximately $58,000 expire in 2011 and 2012 if not utilized.





Income before provision for income taxes as shown in the Consolidated Statements of Operations consists of the following for the years ended September 30:

                                                   1997               1996             1995
                                                   ----               ----             ----
             Domestic                            $(11,214)         $(47,868)         $  6,203
             Foreign                                2,476             2,602             2,604
                                                 --------          --------          --------
                                                 $ (8,738)         $(45,266)         $  8,807
                                                 ========          ========          ========

A reconciliation of expected income tax at the statutory Federal rate with the actual income tax expense (benefit) is as follows for the fiscal years ended September 30:


                                                               1997         1996        1995
                                                               ----         ----        ----
             Expected income tax expense (benefit) at
                  statutory rate (34%)                      $ (2,971)   $(15,391)   $  2,995
             Increase (decrease) in income tax
                  expense resulting from:
             Federal minimum tax                                   -           -         127
             Non Deductible Expenses                             213         197         238
             State income taxes                               (1,693)     (2,915)        374
             Effect of foreign operations including
                  withholding taxes                            2,177       2,505       1,104
             Other                                                92         (92)         45
             Change in valuation allowance for
                  deferred tax asset                           3,410       2,012      (1,228)
                                                            --------    --------    --------
                                                            $  1,228    $(13,684)   $  3,655
                                                            ========    ========    ========

The components of net deferred tax assets are as follows for the years ended September 30:


                                                                         1997           1996
                                                                         ----           ----
              Current assets:
                   Deferred revenue                                   $    303       $    119
                   Accrued Liabilities                                     504          1,142
                   Unrealized Foreign Exchange Loss                       (168)            87
                   Bad Debt Expense                                        503          3,559
                   Other                                                     -           (286)
                                                                      --------       --------
                   Net current deferred tax asset                        1,142          4,621

              Noncurrent assets:
                   Depreciation                                            475            324
                   Deferred revenue                                         49            459
                   Foreign tax credits                                   3,212          2,268
                   Minimum tax credits                                     184            184
                   Research and development tax credit                   2,282          2,282
                   Net operating loss carryforward                      21,446         13,851
                                                                      --------       --------
                   Net noncurrent deferred tax asset                    27,648         19,368

                   Valuation Allowance                                  (8,853)        (5,234)

              Noncurrent liabilities:
                   Capitalized software costs                           (1,186)        (1,163)
                                                                      --------       --------

                   Net deferred tax asset                             $ 18,751       $ 17,592
                                                                      ========       ========

Due to the uncertainty related to the realization of the benefits of tax credit and net operating loss carryforwards in future tax returns, the Company has placed a valuation allowance against a portion of the otherwise recognizable net deferred tax asset at September 30, 1997.

Net deferred tax assets as of September 30, 1997 are $18,751. It is the opinion of management that it is more likely than not that the realization of these deferred tax assets will occur in the future based on current earnings forecasts, tax planning strategies, which include the potential sale of a line of business and/or product assets, and reversals of future book-tax temporary differences.



Note 15.    Recent Accounting Pronouncements

The FASB has issued SFAS No. 128, "Earnings per Share", which is required to be adopted for financial statements issued after December 15, 1997. In June, 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". Both SFAS No. 130 and SFAS No. 131 are required to be adopted for fiscal years beginning after December 15, 1997. Upon the effective date of each of the new statements, the Company will make the necessary changes to comply with the provisions of each statement and restate all prior periods presented. The Company does not expect the adoption of these statements to have a material impact on the Company's financial condition or results of operations.

The American Institute of Certified Public Accountants has issued Statement of Position 97-2, "Software Revenue Recognition". SOP 97-2 is effective for transactions entered into in fiscal years beginning after December 15, 1997 and provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. The Company does not expect the application of the SOP to have a material impact on the Company's financial condition or results of operations.

Note 16.    Lease Commitments

The Company leases certain facilities and equipment under various operating leases. Future minimum lease commitments on operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of September 30, 1997 are as follows:

                  1998                                $  3,110
                  1999                                   2,420
                  2000                                   1,785
                  2001                                   1,463
                  2002                                   1,476
                  Thereafter                             2,130
                                                      --------
                                                      $ 12,384
                                                      ========

Rent expense for the fiscal years ended September 30, 1997, 1996 and 1995 was $3,655, $3,370, and $2,524, respectively.


Note 17.    Contingencies

Various lawsuits and claims have been brought against the Company in the normal course of business. Management is of the opinion that the liability, if any, resulting from these claims would not have a material effect on the financial position or results of operations of the Company.

In November 1996, the Company filed a lawsuit against IBM de Mexico S.A. de C.V. ("IBM Mexico") seeking to collect amounts due for software and services purchased by IBM Mexico for its customer Instituto Mexicano Del Seguro Social. In early January, IBM Mexico served the Company with its answer and defenses to the lawsuit and a counterclaim against the Company. In September 1997, the Company settled its lawsuit against IBM Mexico, and the above two lawsuits were dismissed. No gain or loss was recorded related to this settlement.

In December 1997, the Company filed a lawsuit against Saadi Abbas and Cambridge Business Solutions (UK) Limited ("CBS") alleging that Mr. Abbas and CBS had injured the Company by interfering with the Company's ability to market and sublicense the LightSpeed Financial Model. The Company obtained a preliminary injunction against Mr. Abbas and CBS halting their actions until after the trial of the case which is currently scheduled for late March 1998. At the present point in the litigation it is impossible to calculate the chances of success in this litigation. However, the Company intends to vigorously pursue this matter and does not believe that the results of this litigation will have a material effect on the financial position or results of operations of the Company.

Note 18.    Selected Quarterly Financial Data (Unaudited)

                                                                               (Unaudited)
                                                               First       Second        Third       Fourth
                    (In thousands, except per share data)     Quarter      Quarter      Quarter      Quarter
                                                              -------      -------      -------      -------
                    1997:
                           Net revenues                         $23,125      $24,112      $26,929      $28,987
                           Gross profit                           9,930       11,882       14,417       15,083
                           Net income (loss)                    (8,270)      (2,436)           89          651
                           Net income (loss) per share           ($.71)       ($.21)         $.01         $.05

                    1996:
                           Net revenues                         $20,643      $24,995      $26,891      $19,128
                           Gross profit                           9,969       10,908       13,472        4,188
                           Net loss                             (5,421)      (4,929)      (5,160)     (16,072)
                           Net loss per share                  ($ 0.48)      ($0.43)      ($0.45)      ($2.08)

Per share amounts for the first and second quarters of fiscal 1996 differ from amounts previously reported in the Company's Quarterly Reports on Form 10-Q due to an adjustment of the weighted average number of shares used to compute primary earnings per share.

During the fourth quarter of fiscal year 1996, the Company recorded allowances of $10,147 to provide for certain accounts receivable whose collection is considered uncertain and for the resolution of a customer dispute. These amounts are included in general and administrative expenses in the Consolidated Statement of Operations. During the fourth quarter of fiscal year 1997, the Company settled a lawsuit. See Note 17.

                                  EXHIBIT INDEX


          Exhibit                                                                                    Sequential
           Number                               Description                                           Page No.

          3.1                Certificate of Incorporation (Exhibit 3.1 to the Company's
                             Registration Statement on Form S-1, No. 33-92050), as amended to include the Certificate of Designation of the Series A
                             Convertible Preferred Stock (included in Exhibit 4.4)

          3.2                Amended and Restated By-Laws of the Company (Exhibit 3.2 to the
                             Company's Registration Statement on Form S-1, No. 33-92050)

          4.1                Specimen Common Stock certificate (Exhibit 4.1 to the Company's
                             Registration Statement on Form S-1, No. 33-92050)

          4.2                See Exhibits 3.1, 3.2, and 4.4 for the provisions of the
                             Company's Certificate of Incorporation and Bylaws governing the rights of holders of securities of the Company

          4.3                Specimen Preferred Stock certificate (Exhibit 4.3 to the
                             Quarterly Report on Form 10-Q for the period ended June 30, 1996,
                             No. 0-26194)

          4.4                Certificate of Designation of Series A Convertible Preferred
                             Stock of the Company (Exhibit 4.4 to the Quarterly Report on Form
                             10-Q for the period ended June 30, 1996)

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

          10.21              Lease Agreement, dated October 16, 1992, between the Company and
                             461 Eighth Avenue Associates (New York, NY) (Exhibit 10.21 to the
                             Company's Registration Statement on Form S-1, No. 33-92050)

          10.22              Lease Agreement, dated December 25, 1992, between the Company and Capital & Counties (London, England) (Exhibit 10.22 to the
                             Company's Registration Statement on Form S-1, No. 33-92050)

          10.29*             Form of Stock Option and Restricted Stock Purchase Plan of the
                             Company (Exhibit 10.29 to the Company's Registration Statement on
                             Form S-1, No. 33-92050), as amended by the First Amendment thereto (Exhibit 10.1 to the Company's Report on Form 10-Q for
                             the Quarterly Period Ended June 30, 1995, No.0-26194) and the
                             Second and Third Amendments thereto (Appendices A and B to the
                             Company's 1997 Proxy Statement filed under cover of Schedule 14A,
                             No. 0-26194)

          10.30*             Form of Stock Option Plan for Non-Employee Directors of the
                             Company (Exhibit 10.30 to the Company's Registration Statement on
                             Form S-1, No. 33-92050)


          Exhibit                                                                                    Sequential
           Number                               Description                                           Page No.
          10.31*             Form of Incentive Stock Option Agreement (Exhibit 10.31 to the
                             Company's Registration Statement on Form S-1, No. 33-92050)

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

          10.35              Form of Indemnification Agreement (Exhibit 10.35 to the
                             Company's Registration Statement on Form S-1, No. 33-92050).

          10.39              Credit Agreement and related Promissory Note between Seer
                             Technologies, Inc. and NationsBank, N.A. and related Guaranty between the Company and WCAS, all dated July 15, 1996 (Exhibit
                             10.39 to the Quarterly Report on Form 10-Q for the period ended
                             June 30, 1996. No. 0-26194, as amended by the First Amendment thereto dated March 27, 1997)(Attached as Exhibit 10.48)

          10.41              Preferred Stock Purchase Agreement dated August 8, 1996, among the Company, WCAS and certain WCAS affiliates named therein
                             (Exhibit 10.41 to the Quarterly Report on Form 10-Q for the
                             period ended June 30, 1996, No. 0-26194)

          10.42              Stock Agreement dated August 8, 1996, between the Company and
                             WCAS (Exhibit 10.42 to the Quarterly Report on Form 10-Q for the
                             period ended June 30, 1996, No. 0-26194)

          10.43*             Employment Agreement, dated August 8, 1996, between the Company and Thomas A. Wilson (Exhibit 10.43 to the Annual Report on Form
                             10-K for the year ended September 30, 1996, No. 0-26194)

          10.45*             Employment Agreement, dated September 23, 1996, between the
                             Company and Steven Dmiszewicki (Exhibit 10.45 to Annual Report on
                             Form 10-K for the year ended September 30, 1996, No. 0-26194)

          10.46              Credit Agreement between Seer Technologies, Inc. and Greyrock
                             Business Credit, dated March 26, 1997 (Exhibit 10.46 to the
                             Quarterly Report on Form 10-Q for the period ended March 31,
                             1997, No. 0-26194)


          Exhibit                                                                                    Sequential
           Number                               Description                                           Page No.
          10.47              Lease Amendment for the Company's Cary Office, dated March 31,
                             1997, between Seer Technologies, Inc. and Regency Park
                             Corporation (Cary, NC).(Exhibit 10.47 to the Quarterly Report on
                             Form 10-Q for the period ended March 31, 1997, No. 0-26194)

          10.48              First Amendment to Credit Agreement dated March 27, 1997 between
                             Seer Technologies, Inc. and NationsBank, N.A.(Exhibit 10.48 to
                             the Quarterly Report on Form 10-Q for the period ended March 31,
                             1997; Original agreement is exhibit 10.39 to the Quarterly Report on Form 10-Q for the period ended June 30, 1996, No. 0-26194)

          10.49*             Employment Agreement, dated December 13, 1996 between the Company        E-4
                             and Michael Reiff (filed herewith)

          10.50*             Employment Agreement, dated May 9, 1997, between the Company and         E-7
                             Ted Venema (filed herewith)

          10.51              Amendment to Master Distribution and License Agreement between the       E-9
                             Company and IBM Ireland Information Services Limited dated February
                             14, 1997 (filed herewith)

          10.52              Seer Technologies, Inc. Employee Stock Purchase Plan (U.S.)
                             (Appendix A to the Company's Proxy Statement filed under cover of
                             Schedule 14A, No. 0-26194)

          11.1               Statement regarding Computation of Earnings Per Share (filed            E-14
                             herewith)

          21.1               Subsidiaries (filed herewith)                                           E-15

          23.1               Consent of Coopers & Lybrand L.L.P. (filed herewith)                    E-18


          27.1               Financial Data Schedule (filed herewith)                                E-19

      *Management contract or compensatory plan or agreement