Form 10-Q
period 1997-12-31
SEER TECHNOLOGIES INC /DE
filed 1998-02-13
CIK 945127

------------------------------------------------------------------------------
                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
	OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended December 31, 1997
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

           Class                          Outstanding at February 6, 1998
Common Stock, $0.01 par value                  11,935,773 shares

------------------------------------------------------------------------------

                           SEER TECHNOLOGIES, INC.

                                   Index


							 				    Page
PART I.  Financial Information                                       Number

Item 1.  Consolidated Financial Statements:

         Consolidated balance sheets as of December 31, 1997
           (unaudited)and September 30, 1997                            3

         Consolidated statements of operations (unaudited)
            for the three months ended December 31,
            1997 and 1996                                               4

         Consolidated statements of cash flows (unaudited)
            for the three months ended December 31, 1997 and 1996       5

         Notes to consolidated financial statements (unaudited)         6


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                      8


PART II. Other Information                                             15


SIGNATURES                                                             16



PART I.   Financial Information
Item 1.   Financial Statements

                          SEER TECHNOLOGIES, INC.
                        CONSOLIDATED BALANCE SHEETS
                                 (in thousands)



                                                 December 31,    September 30,
                                                     1997            1997
                                                 ( unaudited )
                                                 -------------   -------------
ASSETS

  Cash and cash equivalents                         $6,893           $ 4,268
  Trade accounts receivable, less allowance
    for doubtful accounts of $1,575 and $1,360
    at December 31, 1997 and September 30, 1997,
    respectively                                    24,346            31,383
  Prepaid expenses and other current assets          1,752             1,947
  Deferred income taxes                              1,155             1,152
                                                 -----------       -----------
    Total current assets                            34,146            38,750

  Trade accounts receivable, net                     2,075             2,041
  Property and equipment, net                        3,944             4,528
  Capitalized software costs, net                    2,917             3,206
  Deferred income taxes, net of valuation
       allowance                                    17,599            17,599
  Other assets                                         397               411
                                                 -----------       -----------
    Total assets                                   $61,078           $66,535
                                                 ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Notes payable, due on demand                     $29,223          $22,052
  Accounts payable                                   2,827            4,279
  Accrued expenses:
    Compensation                                     1,207            1,964
    Commissions                                        821            1,536
    Other                                            5,603            5,241
  Deferred revenue                                   7,538            7,813
  Income taxes payable                               1,840            1,826
                                                  ----------       ----------
    Total current liabilities                       49,059           44,711

  Deferred revenue                                     670              981

  Stockholders' equity:
    Series A convertible preferred stock,
      $.01 par value                                    21               21
    Common stock, $0.01 par value                      119              119
    Additional paid-in-capital -
      preferred stock                               12,281           12,281
    Additional paid-in-capital -
      common stock                                  58,651           58,486
    Cumulative translation adjustments                (397)            (644)
    Accumulated deficit                            (59,326)         (49,420)
                                                  ----------      -----------
    Total stockholders' equity                      11,349           20,843
                                                  ----------      -----------
    Total liabilities and stockholders' equity     $61,078          $66,535
                                                  ==========      ===========


The accompanying notes are an integral part of the consolidated financial statements.

                         SEER TECHNOLOGIES, INC.
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except per share amounts)
                              (unaudited)

                                                      Three Months Ended
                                                         December 31,
                                                        1997      1996
                                                      --------  --------
Revenue:
  Software products                                    $2,698    $6,146
  Maintenance                                           3,449     3,137
  Services                                             12,209    13,842
                                                      --------  --------
    Total operating revenue                            18,356    23,125

Cost of revenue:
  Software products                                       507       325
  Maintenance                                           2,183     2,109
  Services                                             10,951    10,761
                                                      --------  --------
    Total cost of revenue                              13,641    13,195

Gross profit                                            4,715     9,930

Operating expenses:
  Sales and marketing                                   6,893     6,904
  Research and product
     development                                        3,826     3,398
  General and administrative                            3,093     6,732
  Restructuring charges                                    -        500
                                                      --------  --------
     Total operating expenses                          13,812    17,534
                                                      --------  --------
     Loss from operations                              (9,097)   (7,604)

Other income (expense):
  Interest income                                         135       154
  Interest expense                                       (785)     (411)
                                                      --------  --------
    Other income (expense), net                          (650)     (257)
                                                      --------  --------

Loss before provision
  for income taxes                                     (9,747)   (7,861)

Income tax provision                                      159       409
                                                      --------  --------

    Net loss                                          $(9,906)  $(8,270)
                                                      ========  ========

Loss per common share                                  $(0.83)   $(0.71)
                                                      ========  ========
Weighted average common
  shares outstanding                                   11,888    11,624
                                                      ========  ========

The accompanying notes are an integral part of the consolidated financial statements.


                          SEER TECHNOLOGIES, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (in thousands)
                               (unaudited)

                                                     Three Months Ended
                                                        December 31,
                                                       1997      1996
                                                      ------    ------
Cash flows from operating activities:
  Net loss                                         $ (9,906)  $ (8,270)
  Adjustments to reconcile net loss to
    net cash provided by (used in)
    operating activities:
    Depreciation and amortization                      1,198     1,206
    Deferred income taxes                                 (3)        3
    Provision for uncollectible accounts                 226     3,800
    Changes in assets and liabilities:
      Trade accounts receivable                        7,027     9,062
      Prepaid expenses and other assets                  208       695
      Accounts payable, accrued expenses,
         and income taxes payable                     (2,548)   (3,057)
      Deferred revenue                                  (586)   (2,028)
                                                     --------  --------
        Net cash provided by (used in)
          operating activities                        (4,384)    1,411

Cash flows from investing activities:
  Purchases of property and equipment                   (126)     (338)
  Capitalization of software development costs          (128)     (190)
                                                     --------  --------
        Net cash used in investing activities           (254)     (528)

Cash flows from financing activities:
  Issuance of common shares                              165       256
  Repurchase of common shares                             -       (100)
  Net borrowings under lines of credit                 7,101       343
                                                     --------  --------
        Net cash provided by financing activities      7,266       499

Effect of exchange rate changes on cash                   (3)       16
                                                     --------  --------

        Net increase in cash and
          cash equivalents                             2,625     1,398

Cash and cash equivalents:
  Beginning of period                                  4,268       377
                                                     --------  --------
  End of period                                      $ 6,893    $1,775
                                                     ========  ========

The accompanying notes are an integral part of the consolidated financial statements.


                         SEER TECHNOLOGIES, INC.
              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                              (unaudited)


Note 1.  Interim Financial Statements

The accompanying unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for fiscal year 1997. The Company's fiscal year ends September 30. The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for other interim periods or for the full fiscal year. In the opinion of management, the information contained herein reflects all adjustments necessary for a fair statement of the interim results of operations. All such adjustments are of a normal, recurring nature.


Note 2.  Loss Per Share

During the first quarter of fiscal year 1998, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share", which specifies the computation, presentation, and disclosure requirements for earnings per share. All prior period earnings per share data has been restated, as applicable, to conform with the provisions of the statement.

Basic loss per share is computed based upon the weighted average number of common shares outstanding. Diluted loss per share is not presented for any periods since the inclusion of potentially dilutive securities would be antidilutive to the basic loss per share calculations. Potentially dilutive securities outstanding during the first quarters of fiscal years 1998 and 1997 include stock options, nonvested stock, and Series A convertible preferred stock.


Note 3.  Income Taxes

The Company's effective tax rate differs from the statutory rate primarily due to the fact that an income tax benefit was not recorded for the net loss for the first quarter of fiscal year 1998. Management believes that it is more likely than not that the realization of the reported deferred tax assets will occur in the future based on current earnings forecasts, tax planning strategies and reversals of book-tax temporary differences. The Company will continue to assess the realization of deferred tax assets on an ongoing basis.

The income tax provision for the first quarter of fiscal year 1998 is primarily related to income taxes from profitable foreign operations and foreign withholding taxes.


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


Note 5.  Recent Accounting Pronouncements

In June, 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income", and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". Both SFAS No. 130 and SFAS No. 131 are required to be adopted for fiscal years beginning after December 15, 1997. Upon the effective date of each of the new statements, the Company will make the necessary changes to comply with the provisions of each statement and restate all prior periods presented. The Company does not expect the adoption of these statements to have a material impact on the Company's financial condition or results of operations.

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




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

Seer Technologies, Inc. (the "Company" or "Seer") is one of the software industry's earliest pioneers and a long-time leader in component-based software application development. The Company is in the midst of its transition from a distributor of application development tools and middleware to a supplier of enterprise componentware for selected vertical markets. Enterprise componentware is a combination of application components-reusable, customizable partial applications-and the infrastructure technologies that enable their creation, customization, and assembly. There can be no assurance that the Company will be successful in this strategic transition, and the failure to do so could have a material adverse impact on the Company's financial condition and results of operations.

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

This report contains forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause its actual results to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The Company's performance, development and results of operations may be affected by the risks presented by: (i) market acceptance of the Company's new strategic direction; (ii) continued market acceptance of the Company's existing technology; (iii) fluctuations in quarterly operating results and volatility of the price of the Company's common stock; (iv) competition; (v) the Company's reliance on its relationship with IBM; (vi) customer concentration; (vii) the potential failure to meet product delivery dates;
(viii) matters relating to international operations; (ix) intellectual property and proprietary rights; (x) the inability to attract and retain consultants and development professionals; (xi) the Company's ability to attract, retain and train qualified sales professionals and the ability of those sales professionals to perform to quota; and (xii) the sufficiency of the Company's liquidity and capital resources. See the Company's Registration Statement on Form S-1 (Registration N. 33-92050) and "-Liquidity and Capital Resources" for a more detailed description of these and other risks presented by the Company's operations.

Results of Operations

The following table sets forth, for the periods indicated, the Company's unaudited results of operations expressed as a percentage of revenue:


                                                        Three months ended
                                                            December 31,
                                                           1997      1996
                                                         --------  --------
Revenue:
  Software products                                        14.7 %    26.6 %
  Maintenance                                              18.7 %    13.6 %
  Services                                                 66.5 %    59.9 %
                                                         --------  --------
    Total                                                 100.0 %   100.0 %

Cost of revenue:
  Software products                                         2.8 %     1.4 %
  Maintenance                                              11.9 %     9.1 %
  Services                                                 59.7 %    46.5 %
                                                         --------  --------
    Total                                                  74.4 %    57.0 %

Gross profit                                               25.6 %    43.0 %

Operating expenses:
  Sales and marketing                                      37.6 %    29.9 %
  Research and product development                         20.8 %    14.7 %
  General and administrative                               16.9 %    29.1 %
  Restructuring charges                                      -  %     2.2 %
                                                         --------  --------
    Total                                                  75.3 %    75.9 %

Other income (expense), net                                (3.5)%    (1.1)%
                                                         --------  --------

Loss before taxes                                         (53.2)%   (34.0)%

Income tax provision                                        0.9 %     1.8 %
                                                         --------  --------

Net loss                                                  (54.1)%   (35.8)%
                                                         ========  ========


The following table sets forth unaudited data for total revenue by geographic origin as a percentage of total revenue for the periods indicated:

                                                        Three months ended
                                                            December 31,
                                                           1997      1996
                                                         --------  --------
United States                                              29.8%     30.5%
Mexico/Canada                                               2.3%      2.4%
South America                                               1.6%      5.7%
Europe                                                     58.2%     53.5%
Middle East/Africa                                          3.7%      2.5%
Asia Pacific                                                4.4%      5.4%
                                                         --------  --------
                                                          100.0%    100.0%
                                                         ========  ========

Revenue and Gross Profit. The Company's total revenue decreased 21% and gross profit decreased 53% compared to the first quarter of fiscal year 1997. These decreases were primarily attributable to a decrease in software products and services revenues, which were somewhat offset by an increase in maintenance revenue.

Software products. For the first quarter of fiscal year 1998, software products revenue decreased 56% from the same period of fiscal year 1997 while software gross margin decreased to 81% in the first quarter of fiscal year 1998 from 95% in the period a year ago. There were two principal reasons for the decrease in software sales related to the Company's distribution channels. First, the Americas operating division is in the process of restructuring its direct sales force by replacing a significant number of its current salespeople with more experienced personnel. This action disrupted many of the software sales that might have closed during the quarter. Second, delays in the completion of transactions through the Company's primary indirect channels in the European region caused revenues in Europe to fall below expectations. Additionally, potential sales of software products to Asian prospects were impeded by the downturn in the Asian economy.

Software gross margin decreased in the first quarter of fiscal year 1998 in comparison to the same period a year ago due to the payment of royalties on componentware offerings and an increase in the amortization of capitalized software costs. Amortization of capitalized software costs increased in the first quarter of fiscal year 1998 due to several new products becoming generally available in second half of fiscal year 1997.

Maintenance. Maintenance revenue increased 10% for the first quarter of fiscal year 1998 as compared to the same quarter of fiscal year 1997. The trend of increasing maintenance revenues is primarily a result of additions to the installed customer base in prior periods and may be negatively impacted in future quarters due to significantly lower software products sales in the first quarter of fiscal year 1998. Maintenance gross margins increased 23%, or approximately $240,000, in the first quarter of fiscal year 1998 over the same period of fiscal year 1997. This increase in gross margin was primarily due to a reduction in commissions paid to IBM for certain levels of services supplied to European customers. This decrease was made possible by a favorable renegotiation of the Company's contract with IBM during the second quarter of fiscal year 1997.

Services. Services revenue for the first quarter of fiscal year 1998 decreased 12% compared to the first quarter of fiscal year 1997, and service gross margins declined from 22% in the first quarter of fiscal year 1997 to 10% in the first quarter of fiscal year 1998. The decrease in revenue and services margin in the first quarter of fiscal year 1998 is primarily a result of a decrease in the utilization of billable personnel. The unfavorable trend in utilization was caused by unforeseen organizational changes by a significant customer, which resulted in the cancellation of a contract, and higher than normal amounts of vacation taken by the consulting staff. Additionally, the gross margin was adversely affected in the first quarter of fiscal year 1998 by increased recruiting costs in the highly competitive European employment market.


Operating Expenses. Total operating expenses for the first quarter of fiscal year 1997 were significantly impacted by the recording of a $3.8 million reserve of accounts receivable for an account which was determined to be uncollectible. Excluding this adjustment, total operating expenses remained relatively unchanged between the first quarter of fiscal year 1998 and the first quarter of fiscal year 1997 with a difference of less than 1%. In comparison to the first quarter of fiscal year 1997, sales and marketing and general and administrative expenses remained relatively constant and research and development expenditures increased 13% during the first quarter of fiscal year 1998. Additionally, there were no restructuring charges during the first quarter of fiscal year 1998.

While expenses for sales and marketing did not change overall, sales expenses in the first quarter of fiscal year 1998 significantly decreased from the same period of fiscal year 1997 in direct correlation to an approximately 30% reduction in headcount due to changes in the sales model and the sales force implementing this new model. The decreases in sales expenses were offset by increased expenses in marketing in order to launch a series of strategically-positioned marketing initiatives to increase visibility and lead generation. The Company expects that total sales and marketing expenses will increase during fiscal year 1998 compared to similar periods of fiscal year 1997 as the Company plans to continue investing in this functional area and its related programs and activities.

The 13% increase in research and development expenses from the first quarter of fiscal year 1997 to the same period of fiscal year 1998 is primarily a result of an approximately 20% increase in average personnel costs. During the first quarter of fiscal year 1998, the Company determined that a significant one-time overall increase in salaries was necessary to ensure the Company's competitiveness in the recruiting and retention of research and development personnel.

Even though total general and administrative expense did not change significantly in the first quarter of fiscal year 1998 in comparison to the first quarter of fiscal year 1997, excluding the above mentioned $3.8 million reserve of accounts receivable, there was an approximately 20% increase in headcount which was offset by decreases in professional services and leased machinery and equipment costs. The increases in headcount were principally
made in the Company's   Corporate Information Services department, as the
Company makes investments in its internal information systems.

In the first quarter of fiscal year 1997, the Company recorded $.5 million of restructuring expenses, or 3% of total operating expenses, related primarily to severance benefits and the consolidation of leased facilities. Similar charges were not recorded in the first quarter of fiscal year 1998.

Income Taxes. Income taxes decreased from a provision of $.4 million for the first quarter of fiscal year 1997 to $.2 million for the same period of fiscal year 1998 due to a decrease in foreign tax expense. No federal income tax benefit was recorded in either period. Management believes that it is more likely than not that the realization of the reported deferred tax assets will occur in the future based on current earnings forecasts, tax planning strategies and reversals of book-tax temporary differences. The Company will continue to assess the realization of deferred tax assets on an ongoing basis.



Liquidity and Capital Resources

During the first quarter of fiscal year 1997, cash flow provided by operations and investing activities was $.9 million, while in the first quarter of fiscal year 1998 there was a net usage of $4.6 million in net cash. The decline in cash flow provided by operations and investing activities is primarily due to a small increase in cash needed to fund operations, a $.4 million increase in interest, and a $6.7 million decrease in cash received from customers. Collections in the first quarter of fiscal year 1998 were $26.0 million compared to collections of $32.7 million in the same period of fiscal year 1997. As of December 31, 1997, the Company did not have any material commitments for capital expenditures.

The Company financed its net cash outflow in the first quarter of fiscal year 1998 through credit facilities with commercial banks. At December 31, 1997, the Company maintained two credit facilities (the "Revolving Facility" and the "Guaranteed Facility"), which provide for combined borrowings of up to $37.5 million for working capital purposes based on the Company's eligible accounts receivable, as defined in the loan agreements. The Revolving Facility allows for borrowings of up to $25 million, bears interest at the London Interbank Offered Rate ("LIBOR") plus 5.0% and is collateralized by the Company's accounts receivable, equipment and intangibles. The Guaranteed Facility allows for borrowings of up to $12.5 million and bears interest at the higher of LIBOR plus 1.25% or .5% plus the prime rate quoted by the Federal Reserve. The Guaranteed Facility is guaranteed by Welsh, Carson, Anderson, & Stowe VI
L.P., pursuant to an agreement with the Company.   Borrowings under the
Revolving Facility must always exceed borrowings under the Guaranteed Facility. There are no other financial covenants for either credit facility. The Revolving Facility is due on demand and will terminate on March 31, 1998. However, it is automatically renewed for successive additional terms of one year each, unless terminated by either party. The Guaranteed Facility terminates on June 30, 1998, unless terminated at an earlier date by either party.

As of December 31, 1997, the Company had outstanding borrowings of $20.5 million under the Revolving Facility and $8.8 million under the Guaranteed Facility. The interest rates for the Revolving Facility and the Guaranteed Facility were 11% and 8.5%, respectively, at December 31, 1997.

Due to payment terms of certain software contracts, a portion of the related receivables are classified as non-current assets. As of December 31, 1997, the Company has evaluated the collectibility of the non-current receivables based upon the customers' prior payment history and determined that the receivables are collectible.

The Company's results of operations are very susceptible to fluctuation due to foreign exchange rate movements. The Company enters into foreign exchange forward contracts to hedge the exposures that arise from foreign exchange rate movements between dates that foreign currency denominated receivables and payables are recorded and the date they are paid. The Company does not engage in foreign currency speculation. In order to implement its hedging policy, the Company has a line of credit of $3.5 million available to enter foreign exchange contracts. The aggregate notional amount of foreign exchange contracts outstanding cannot exceed $23.3 million. At December 31, 1997 the aggregate notional amount of foreign exchange contracts outstanding was $9.7 million.

The Company believes that existing cash on hand, cash provided by future operations, and additional borrowings under its lines of credit will be sufficient to finance its operations and expected working capital and capital expenditure requirements for at least the next twelve months, so long as the Company performs to its operating plan. Thereafter, the Company's liquidity will depend upon the results of future operations, as well as available sources of financing. Although the Company's results of operations for the first quarter of fiscal year 1998 fell below expectations for the reasons described in "-Results of Operations" above, management is implementing changes in its Americas division sales force, developing and expanding relationships with its distribution channel partners and improving its global marketing activities in an effort to improve the Company's long-term prospects for profitability. In view of the relatively long lead time necessary to realize profits as a result of these activities, however, management does not expect a material short-term improvement in the Company's results of operations as a result of these activities alone. Rather, as is discussed above, the Company's short-term results of operations are more likely to be affected by the timing of its recognition of software revenue generated through its existing distribution channels. Because sales of the Company's products typically involve a substantial commitment of its potential customers' time and resources, the Company's ability to influence the timing of such transactions is often limited. Accordingly, management is unable to predict with certainty whether the Company will ultimately perform in accordance with its operating plan. Therefore, there can be no assurance that the Company will be able to continue to meets its cash requirements through operations or, if needed, obtain additional financing on acceptable terms, and the failure to do so may have a materially adverse impact on the Company's business and operations.



Recent Accounting Pronouncements

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













PART II.  Other Information


     Item 1.  Legal Proceedings

              In December 1997, the Company filed a lawsuit against Saadi Abbas and Cambridge Business Solutions (UK) Limited ("CBS") alleging that Mr. Abbas and CBS had injured the Company by interfering with the Company's ability to market and sublicense the LightSpeed Financial Model. The Company obtained a preliminary injunction against Mr. Abbas and CBS halting their actions until after the trial of the case, which is currently scheduled for May 1998. At the present point in the litigation, it is impossible to calculate the chances of success in this litigation. However, the Company intends to vigorously pursue this matter and does not believe that the results of this litigation will have a material effect on the financial position or results of operations of the Company.


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


				      SEER TECHNOLOGIES, INC.


                              /s/ Thomas A. Wilson
Date: February 13, 1998       ..............................................
                              Thomas A. Wilson
                              President and Chief Executive Officer



                              /s/ Steven Dmiszewicki
Date: February 13, 1998       ..............................................
                              Steven Dmiszewicki
                              Senior Vice President and Chief
                                Financial Officer













