Form 10-Q
period 1998-03-31
SEER TECHNOLOGIES INC /DE
filed 1998-05-15
CIK 945127

------------------------------------------------------------------------------
                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
	OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended March 31, 1998

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

           Class                          Outstanding at May 13, 1998
Common Stock, $0.01 par value                  11,950,633 shares

------------------------------------------------------------------------------

                           SEER TECHNOLOGIES, INC.

                                   Index


                                                                      Page
PART I.  Financial Information                                       Number

Item 1.  Consolidated Financial Statements:

         Consolidated balance sheets as of March 31, 1998
           (unaudited)and September 30, 1997                            3

         Consolidated statements of operations (unaudited)
            for the three and six months ended March 31, 1998
            and 1997                                                    4

         Consolidated statements of cash flows (unaudited)
            for the six months ended March 31, 1998 and 1997            5

         Notes to consolidated financial statements (unaudited)         6


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                      9


PART II. Other Information                                             16


SIGNATURES                                                             17









PART I.   Financial Information
Item 1.   Financial Statements



                          SEER TECHNOLOGIES, INC.
                        CONSOLIDATED BALANCE SHEETS
                 (in thousands, except per share amounts)
                              (unaudited)


                                                   March 31,     September 30,
                                                     1998            1997
                                                 -------------   -------------
ASSETS

  Cash and cash equivalents                       $  1,723           $ 4,268
  Trade accounts receivable, less allowance
    for doubtful accounts of $2,787 and $1,360
    at March 31, 1998 and September 30, 1997,
    respectively                                    22,437            31,383
  Prepaid expenses and other current assets          1,312             1,947
  Deferred income taxes                              1,156             1,152
                                                 -----------       -----------
    Total current assets                            26,628            38,750

  Trade accounts receivable, net                     1,744             2,041
  Property and equipment, net                        2,588             4,528
  Capitalized software costs, net                    1,850             3,206
  Deferred income taxes                             17,599            17,599
  Other assets                                         411               411
                                                 -----------       -----------
    Total assets                                   $50,820           $66,535
                                                 ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Notes payable, due on demand                     $33,787          $22,052
  Accounts payable                                   3,000            4,279
  Accrued expenses:
    Compensation                                       395            1,964
    Commissions                                      1,371            1,536
    Restructuring                                    6,286               -
    Other                                            5,389            5,241
  Deferred revenue                                   7,904            7,813
  Income taxes payable                               2,178            1,826
                                                  ----------       ----------
    Total current liabilities                       60,310           44,711

  Deferred revenue                                     620              981

  Stockholders' equity (deficiency):
    Series A convertible preferred stock,
      $.01 par value                                    21               21
    Common stock, $0.01 par value                      119              119
    Additional paid-in-capital - preferred stock    12,281           12,281
    Additional paid-in-capital - common stock       58,680           58,486
    Cumulative translation adjustments                (609)            (644)
    Accumulated deficit                            (80,602)         (49,420)
                                                  ----------      -----------
    Total stockholders' equity (deficiency)        (10,110)          20,843
                                                  ----------      -----------
    Total liabilities and stockholders' equity     $50,820          $66,535
                                                  ==========      ===========


The accompanying notes are an integral part of the consolidated financial statements.

                         SEER TECHNOLOGIES, INC.
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except per share amounts)
                              (unaudited)



                                Three Months Ended      Six Months Ended
                                     March 31             March 31
                                  1998       1997       1998      1997
                                --------   --------   --------  --------
Revenue:
  Software license              $ 1,441    $ 7,272    $ 4,139   $13,418
  Maintenance                     3,400      3,900      6,849     7,037
  Services                       11,119     12,940     23,328    26,782
                                --------   --------   --------  --------
    Total operating revenue      15,960     24,112     34,316    47,237

Cost of revenue:
  Software products                 497        336      1,004       661
  Maintenance                     2,127      2,013      4,310     4,122
  Services                       10,910      9,881     21,861    20,642
                                --------   --------   --------  --------
    Total cost of revenue        13,534     12,230     27,175    25,425

Gross profit                      2,426     11,882      7,141    21,812

Operating expenses:
  Sales and marketing  	          7,107      7,662     14,000    14,566
  Research and product
     development                  3,643      3,207      7,469     6,605
  General and administrative      2,759      2,704      5,853     9,436
  Restructuring charges           9,000          -      9,000       500
                                --------   --------   --------  --------
     Total operating expenses    22,509     13,573     36,322    31,107
                                --------   --------   --------  --------
Loss from operations            (20,083)    (1,691)   (29,181)   (9,295)

Other income (expense):
  Interest income                   126        105        261       259
  Interest expense                 (860)      (411)    (1,645)     (822)
                                --------   --------   --------  --------
    Other expense, net             (734)      (306)    (1,384)     (563)
                                --------   --------   --------  --------

Loss before provision
 for income taxes               (20,817)    (1,997)   (30,565)   (9,858)

Income tax provision                458        439        618       848
                                --------   --------   --------  --------

    Net loss                   $(21,275)   $(2,436)  $(31,182) $(10,706)
                                ========   ========   ========  ========

Basic loss per common share     $ (1.78)    $(0.21)    $(2.62)   $(0.92)
                                ========   ========   ========  ========

Weighted average common shares
  outstanding                    11,937     11,687     11,912    11,655
                                ========   ========   ========  ========

The accompanying notes are an integral part of the consolidated financial statements.

                          SEER TECHNOLOGIES, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
               								      (in thousands)
                              (unaudited)


                                                      Six Months Ended
                                                          March 31,
                                                       1998      1997
                                                      ------    ------
Cash flows from operating activities:
  Net loss                                          $(31,182)  $(10,706)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
    Depreciation and amortization                      2,368     2,384
    Deferred income taxes                                 (4)        3
    Provision for uncollectible accounts                 439     4,040
    Write-down of assets                               2,701         -
    Changes in assets and liabilities:
      Trade accounts receivable                        7,872     8,031
      Prepaid expenses and other assets                  483     2,170
      Accounts payable, accrued expenses,
         and income taxes payable                      3,773    (7,365)
      Deferred revenue                                  (270)   (3,109)
                                                     --------  --------
        Net cash used in operating activities        (13,820)   (4,552)

Cash flows from investing activities:
  Purchases of property and equipment                   (353)     (467)
  Capitalization of software development costs          (128)     (494)
                                                     --------  --------
        Net cash used in investing activities           (481)     (961)

Cash flows from financing activities:
  Issuance of common shares                              194       319
  Repurchase of common shares                              -      (100)
  Net borrowings under line of credit                 11,595     5,821
                                                     --------  --------
        Net cash provided by financing activities     11,789     6,040

Effect of exchange rate changes on cash                  (33)      (15)
                                                     --------  --------

        Net increase (decrease) in cash and
          cash equivalents                            (2,545)      512

Cash and cash equivalents:
  Beginning of period                                  4,268       377
                                                     --------  --------
  End of period                                      $ 1,723    $  899
                                                     ========  ========

The accompanying notes are an integral part of the consolidated financial statements.


                         SEER TECHNOLOGIES, INC.
              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                              (unaudited)


Note 1.  Interim Financial Statements

     The accompanying unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for fiscal year 1997. The Company's fiscal year ends September 30. The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for other interim periods or for the full fiscal year. In the opinion of management, the information contained herein reflects all adjustments necessary for a fair statement of the interim results of operations. All such adjustments are of a normal, recurring nature, except for the $9 million restructuring charge recorded in the second quarter of fiscal year 1998. See Note 6.


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

     Basic loss per share is computed based upon the weighted average number of common shares outstanding. Diluted loss per share is not presented for any periods since the inclusion of potentially dilutive securities would be antidilutive to the basic loss per share calculations. Potentially dilutive securities outstanding during the first and second quarters of fiscal years 1998 and 1997 include stock options, nonvested stock, and Series A convertible preferred stock.


Note 3.  Income Taxes

     The Company's effective tax rate differs from the statutory rate primarily due to the fact that an income tax benefit was not recorded for the net loss for the first and second quarters of fiscal year 1998. Management believes that it is more likely than not that the realization of the reported deferred tax assets will occur in the future based on current earnings forecasts, tax planning strategies and reversals of book-tax temporary differences. The Company will continue to assess the realization of deferred tax assets on an ongoing basis.

     The income tax provision for the first and second quarters of fiscal year 1998 is primarily related to income taxes from profitable foreign operations and foreign withholding taxes.


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


Note 6.  Restructuring Charges

     During the second quarter of fiscal year 1998, the Company began work on a revised business plan, necessitated by a decline in demand for the Company's software products. As a result of this effort, at the end of the second quarter of fiscal year 1998, the Company announced its plans to streamline its sales and marketing organizations, as well as reorganize its technical operations into one cohesive unit, providing improved product support and more focused development of new products. The general and administrative organization within the Company was also streamlined to support the newly-restructured operating divisions. The restructuring included a staff reduction of approximately 5%, the abandonment of leased facilities in the US, Brazil, and Singapore, and the write-down to fair value of certain assets or accrual of costs related to products, distribution channels, and vendor-provided product support contracts which were being discontinued. The Company recorded a restructuring charge of $9 million during the second quarter of fiscal year 1998, which consisted of approximately $1.4 million in personnel-related charges, approximately $1.1 million of costs associated with carrying vacated space until the lease expiration date, approximately $2.7 million in write-down of assets, approximately $3.0 million for contractually obligated product support services, and approximately $.7 million in professional fees related to the restructuring. To date, the Company has paid approximately $100,000 in cash related to the restructuring. The Company believes the accrued restructuring costs of $6.3 million at March 31, 1998 represents its remaining cash obligations.

     The Company anticipates recording an additional restructuring charge during the third quarter of fiscal year 1998 as it further refines its revised business plan.


Note 7.  Subsequent Events

     During April, 1998, the Company completed its agreement to sell 1,762,115 shares of its Series B Convertible Preferred Stock (the "Preferred Stock") to its primary shareholder Welsh, Carson, Anderson, and Stowe VI L.P. ("WCAS") and certain WCAS affiliates, resulting in gross proceeds to the Company of $5 million. The proceeds from the sale of the Preferred Stock will be used for general corporate purposes. The sale of the Preferred Stock was made in a private transaction exempt from the registration requirements of the federal securities laws.

     Each share of Preferred Stock may be converted at any time at the option of the holder into shares of common stock of the Company at a conversion rate of one common share for each share of Preferred Stock, subject to adjustment upon the occurrence of certain events. The Preferred Stock is not entitled to receive dividends in any fixed amount but will receive dividends on an as converted basis in the event that a dividend is paid on the Company's common stock. The Preferred Stock will rank senior in right of payment to the Company's common stock. In the event of any liquidation, dissolution or winding up of the Company, holders of Preferred Stock will be entitled to receive a liquidation preference of $2.8375 per share before payment is made or assets are distributed to holders of the Company's common stock. In addition, the holders of Preferred Stock are entitled to vote together with the holders of common stock and the Series A Convertible Preferred Stock on all matters to be voted on by the stockholders of the Company. The Series B Convertible Preferred Stock ranks pari passu with the Series A Convertible Preferred Stock as to liquidation and dividend payments.



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

     At March 31, 1998, the Company maintained two credit facilities (the "Revolving Facility" and the "Guaranteed Facility") for working capital purposes and a line of credit to enter foreign exchange contracts. Subsequent to March 31, 1998, the Company and its lenders completed several amendments to its existing agreements. The Guaranteed Facility, which is guaranteed by WCAS, was amended to increase the available borrowings under the facility from $12.5 million to $17 million and to extend its expiration date to June 30, 1999. WCAS also agreed to guarantee the Company's line of credit to enter foreign exchange contracts, and the availability of this line was reduced from $3.5 million to $.5 million. In connection with these amendments to WCAS' guarantees, the Company issued 30,000 shares of its common stock to WCAS. The Company's Revolving Facility was also amended to extend the expiration date to May 31, 1999; however, it is automatically renewed for successive terms of one year unless terminated by either party.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General Information and Recent Developments

     Seer Technologies, Inc. (the "Company" or "Seer") is one of the software industry's earliest pioneers and a long-time leader in component-based software application development. The Company is currently transitioning from being a distributor of application development tools to being a provider of services and technologies to enable Global 5000 companies to deploy electronic commerce ("E-commerce") enabled enterprise solutions. Through consulting services, proven technology products and componentized applications, the Company will enable and accelerate the integration of large-scale enterprise operational systems directly to the Internet. There can be no assurance that the Company will be successful in this strategic transition, and the failure to do so could have a material adverse impact on the Company's financial condition and results of operations.

     E-commerce enabling enterprise operational systems provides a crucial competitive edge while at the same time allowing organizations to leverage the significant investment they are having to make in renovating their enterprise applications for Year 2000 compliance. The Company expects to differentiate its services in the marketplace through the breadth and depth of enterprise-relevant skills of its consulting staff augmented by the use of its production-tested application deployment engine, functional bridgeware, and web-enablement technology along with complementary products, methodologies and models.

     In addition, the Company intends to facilitate the resale of componentized, or highly customizable, applications developed by its customers, which include many of the world's largest financial services, insurance, and telecommunications companies. Seer's software products and services could be used to implement and Internet-enable these applications as enterprise E-commerce solutions.

     A key element of Seer's strategy involves forging alliances with suppliers of complementary products and services to jointly offer best-of-breed solutions to the marketplace. Seer has relationships in place with several of the industry's leading vendors and systems integrators.

     During the second quarter of fiscal year 1998, the Company began work on a revised business plan, necessitated by a decline in demand for the Company's
software products.   This decline is based on the apparent  trend of Global
5000 companies to spend more of their Information Technology budgets on Year 2000 systems renovation efforts than on new application development tools.
The revised business plan calls for refocusing the Company and its positioning in the marketplace, restructuring the company to centralize key functions and consolidate operations around areas of technical focus to both improve productivity and reduce worldwide infrastructure costs in line with future business prospects. Management believes that the changes will lead to profitability, but there are no assurances it will be successful or when profitability will be reached.

     The Company also has created an office of the President. Steven Dmiszewicki, chief financial officer, and Ted Venema, chief technology officer, will share this office with equal responsibility for daily operations. As part of the management changes, Thomas Wilson has resigned as CEO, but will remain as a member of the Company's Board of Directors.

     During the third quarter of fiscal year 1998, the Company has refined its transition strategy and business plan. As a result, the Company will record an additional restructuring charge during the third quarter.

     Subsequent to March 31, 1998, the Company received $10 million in equity and financing from its principal stockholder, Welsh, Carson, Anderson, and Stowe VI L.P. ("WCAS"). Proceeds of $5 million were received from WCAS in exchange for 1,762,115 shares of the Company's Series B Convertible Preferred Stock. Additionally, WCAS increased its guaranty on one of the Company's credit facilities from $12.5 million to $17 million and guaranteed the Company's credit facility for foreign exchange contracts for $.5 million. See further discussion in "-Liquidity and Capital Resources."


Risks

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

     The Company is aware of the issues associated with the programming code
in existing computer systems as the millennium (Year 2000) approaches.   The
"Year 2000" problem is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of the two digit year value to 00. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Company is utilizing both internal and external resources to identify, correct or reprogram, and test its internal systems for the Year 2000 compliance. It is anticipated that all reprogramming efforts will be completed in time to allow for adequate testing. To date, confirmations have been received from the Company's primary processing vendors that the Company's existing systems are "Year 2000" compliant or plans are being developed to address processing of transactions in the Year 2000. Management does not expect that the Company's Year 2000 compliance expense will be material to its results of operations. Management believes, however, that as other companies allocate increasing portions of their information technology budgets to Year 2000 compliance issues, they become less likely to purchase new application development tools. Management believes this trend has negatively affected, and is likely to continue to negatively affect, the Company's software products revenue and results of operations while the Company implements its new business plan. See "-General Information and Recent Developments" and "-Results of Operations - Revenue and Gross Profit - Software Products."

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

Results of Operations

     The following table sets forth, for the periods indicated, the Company's unaudited results of operations expressed as a percentage of revenue:


                                    Three months ended    Six months ended
                                         March 31,             March 31,
                                      1998      1997       1998      1997
                                    --------  --------   --------  --------
Revenue:
  Software products                    9.0 %    30.2 %     12.0 %    28.4 %
  Maintenance                         21.3 %    16.2 %     20.0 %    14.9 %
  Services                            69.7 %    53.6 %     68.0 %    56.7 %
                                    --------  --------   --------  --------
    Total                            100.0 %   100.0 %    100.0 %   100.0 %

Cost of revenue:
  Software products                    3.1 %     1.4 %      2.9 %     1.4 %
  Maintenance                         13.3 %     8.3 %     12.6 %     8.7 %
  Services                            68.4 %    41.0 %     63.7 %    43.7 %
                                    --------  --------   --------  --------
    Total                             84.8 %    50.7 %     79.2 %    53.8 %

Gross profit                          15.2 %    49.3 %     20.8 %    46.2 %

Operating expenses:
  Sales and marketing                 44.5 %    31.8 %     40.8 %    30.8 %
  Research and product development    22.8 %    13.3 %     21.8 %    14.0 %
  General and administrative          17.3 %    11.2 %     17.1 %    20.0 %
  Restructuring charges               56.4 %       -       26.2 %     1.1 %
                                    --------  --------   --------  --------
    Total                            141.0 %    56.3 %    105.9 %    65.9 %

Other income (expense), net           (4.5)%    (1.3)%     (4.0)%    (1.2)%
                                    --------  --------   --------  --------

Income (loss) before taxes          (130.3)%    (8.3)%    (89.1)%   (20.8)%

Income tax provision (benefit)         2.9 %     1.8 %      1.8 %     1.8 %
                                    --------  --------   --------  --------

Net loss                            (133.2)%   (10.1)%    (90.9)%   (22.6)%
                                    ========  ========   ========  ========


     The following table sets forth unaudited data for total revenue by country of origin as a percentage of total revenue for the periods indicated:

                                    Three months ended    Six months ended
                                         March 31,            June 30,
                                      1998      1997       1998      1997
                                    --------  --------   --------  --------
United States                         30.3%     39.5%      30.0%     35.1%
Mexico/Canada                          1.7%      2.6%       2.0%      2.5%
South America                          0.6%      2.0%       1.1%      3.8%
Europe                                56.3%     49.3%      57.3%     51.4%
Middle East/Africa                     3.3%      1.6%       3.5%      2.0%
Asia Pacific                           7.8%      5.0%       6.1%      5.2%
                                    --------  --------   --------  --------
                                     100.0%    100.0%     100.0%    100.0%
                                    ========  ========   ========  ========



     Revenue and Gross Profit. The Company's total revenue decreased 34% for the second quarter and decreased 27% for the year-to-date period of fiscal
year 1998 as compared to the same periods of fiscal year 1997.   Gross profit
decreased to 15% as compared to 49% for the second quarter and declined to 21% from 46% for the year-to-date period of fiscal year 1998 in relation to the same periods of fiscal year 1997. These declines were primarily attributable to a significant decrease in software products revenue, as well as less significant declines in services revenue and maintenance revenue.

     Software products. Software products revenue decreased 80% for the second quarter and 69% for the year-to-date period of fiscal year 1998 as compared to the same periods of fiscal year 1997. In comparing fiscal year 1998 to 1997, software gross margins decreased from 95% to 66% in the second quarter and from 95% to 76% for the year-to-date period. There were several reasons for the decrease in software sales. As mentioned above, Global 5000-sized corporations have increased the level of their Year 2000 systems renovation efforts, rather than investing in new applications and development tools. As a result, deals expected to close in the first or second quarter of fiscal year 1998 have been deferred indefinitely. Also, the Americas operating division was redesigning its direct sales force by replacing a significant number of its salespeople with fewer, more experienced personnel in the first quarter of fiscal year 1998. In the second quarter of fiscal year 1998, there were no sales by these newly-hired salespeople due to the length and complexity of the sales cycle for the Company's products. Unanticipated delays in the completion of transactions through the Company's primary indirect channels in the European region caused revenues in Europe to fall below expectations in the first half of the year. Additionally, potential sales of software products to Asian prospects in the first half of fiscal year 1998 were impeded by the downturn in the Asian economy.

     Software gross margin decreased in the first half of fiscal year 1998 in comparison to the same period a year ago primarily because of the decline in software products revenue discussed above and also due to an increase in the amortization of capitalized software costs. Amortization of capitalized software costs increased in the first half of fiscal year 1998 due to several new products becoming generally available in the second half of fiscal year 1997.

     Maintenance. Maintenance revenue decreased 13% for the second quarter and 3% for the year-to-date periods of fiscal year 1998 as compared to the same period a year ago. The decrease in maintenance revenue over the prior year periods is a result of losses to the installed customer base, reduction in maintenance usage, and differences in the timing of revenue recognition for certain customers who had delayed payments for maintenance contracts. Maintenance revenue will also be negatively impacted in future quarters due to significantly lower product sales in the first half of fiscal year 1998, as compared to the same periods of fiscal year 1997.

     Maintenance gross margins decreased 33% in the second quarter and 13% in the year-to-date period of fiscal year 1998 as compared to the same periods of fiscal year 1997. This decrease in gross margins is a result of decreasing maintenance revenue while expenses remained relatively constant. Cost of Maintenance, which is primarily composed of personnel costs and fees for contracted services to provide product support, did not correspondingly decrease with revenue since the Company must maintain a certain core base of personnel with varying skills to provide support and the contracts with vendors providing support are fixed. The Company believes that by combining the personnel performing maintenance into one functional group, including development and product management, that the new technical operations group will help improve business efficiency and maintenance margins should improve. Additionally, the Company is in the process of renegotiating its fixed fee contract for vendor-provided support, with the intention of providing these services through its own product support personnel for a savings over the contracted price.

     Services. For the second quarter and year-to-date periods of fiscal year 1998, services revenue decreased 14% and 13%, respectively, as compared to the same periods of fiscal year 1997. Services gross margins decreased to 2% from 24% in the second quarter and to 6% from 23% in the year-to-date period of fiscal year 1998 in relation to the same periods of the prior fiscal year.
The decrease in revenue and services margin in the first half of fiscal year 1998 is primarily a result of a decrease in the utilization of billable personnel and a reduction in demand for consulting and training services. The declining demand for services in the first half of fiscal year 1998 was caused by unforeseen organizational changes by a significant customer in the first quarter of fiscal year 1998 and lower than expected software sales during the first half of fiscal year 1998. The Company is in the process of aligning its services personnel, quantitatively and qualitatively, to better serve its present customer base. Also, the Company is expanding the scope of its consulting organization to services outside of its own product line to better mitigate short-term fluctuations in demand caused by variances in software revenue from one period to another.


     Operating Expenses.  Operating expenses in both fiscal years 1998 and
1997 were significantly impacted by unusual charges.   In the second quarter
of fiscal year 1998, the Company recorded a $9 million restructuring charge. In the first quarter of fiscal year 1997, the Company recorded a $3.8 million reserve for an account which was determined to be uncollectible and a $.5 million dollar restructuring charge. Excluding these unusual adjustments, total operating expenses remained relatively unchanged between the second quarter and the year-to-date periods of fiscal year 1998 as compared to the same periods of fiscal year 1997, with a difference of less than 2% for both periods.

     Sales and marketing expenses decreased 7% in the second quarter and 4% in the year-to-date period of fiscal year 1998 as compared to the same periods of fiscal year 1997. Sales expenses significantly decreased in the second quarter and year-to-date periods of fiscal year 1998 as compared to the same periods of fiscal year 1997 in direct correlation to an approximate 35% reduction in headcount due to changes in the sales model and the sales force implementing the new sales model as discussed above. The decrease in sales expenses were offset by increased expenses in marketing in order to launch a series of strategically-positioned marketing initiatives to increase visibility and lead generation.

     Sales and marketing expenses will be lower in the future due to the following actions the Company is taking as part of its revised business plan. The Company is halting its direct sales operation in Latin America and is working to establish indirect channels of distribution in this region. Also, the Company reevaluated its efforts with indirect distribution channels in the United States and decided to pursue fewer new partnerships and focus on further developing existing relationships. Finally, the sales forces in the rest of the Americas and Asia Pacific are being streamlined in the third quarter of fiscal year 1998, so that sales expenses will more closely conform to the Company's current license revenue prospects in these regions.
Marketing expenses will decline as the Company focuses more on execution of its plans and less on design of new strategic initiatives.

     The 13% increase in research and development expenses for both the second quarter and year-to-date periods of fiscal year 1998 as compared to the same periods of fiscal year 1997, is primarily a result of an approximate 12% increase in average personnel costs and an increase in the number and cost of contract employees utilized. During the first quarter of fiscal year 1998, the Company determined that a significant one-time overall increase in salaries was necessary to ensure the Company's competitiveness in the recruiting and retention of research and development personnel. As mentioned above, the reorganization of personnel into one technical operations group is expected to bring efficiency to the development process and produce cost savings as well.

     Total general and administrative expense, excluding the $3.8 million reserve of accounts receivable mentioned above, did not change significantly in both the second quarter and year-to-date periods of fiscal year 1998 in comparison to the same periods of fiscal year 1997. Increases in personnel costs due to an approximate 15% increase in headcount were offset by cost decreases in several other categories of general and administrative expense. The increases in headcount were principally made in the Company's Corporate Information Services department, as the Company planned to make investments in its internal information systems. In order to bring its expenses in line with the Company's current forecast, the general and administrative functions will be streamlined, as necessary.

     As previously mentioned, the Company recorded a $9 million restructuring charge in the second quarter of fiscal year 1998. The restructuring included a staff reduction of approximately 5%, the abandonment of leased facilities in the US, Brazil, and Singapore, and the write-down to fair value of certain assets or accrual of costs related to products, distribution channels, and vendor-provided product support contracts which were being discontinued. The Company recorded a restructuring charge of $9 million during the second quarter of fiscal year 1998, which consisted of approximately $1.4 million in personnel-related charges, approximately $1.1 million of costs associated with carrying vacated space until the lease expiration date, approximately $2.7 million in write-down of assets, approximately $3.0 million for contractually obligated product support services, and approximately $.7 million in professional fees related to the restructuring. To date, the Company has paid approximately $100,000 in cash related to the restructuring. The Company believes the accrued restructuring costs of $6.3 million at March 31, 1998 represents its remaining cash obligations.

     The $500,000 restructuring charge recorded in the first quarter of fiscal year 1997 related primarily to severance benefits and the consolidation of leased facilities.


     Income Taxes. The small increase in income taxes is due solely to differences in foreign income tax expenses and foreign taxes withheld. No United States income tax benefits were recorded in either period. Management believes that it is more likely than not that the realization of the reported deferred tax assets will occur in the future based on current earnings forecasts, tax planning strategies and reversals of book-tax temporary differences. The Company will continue to assess the realization of deferred tax assets on an ongoing basis.


Liquidity and Capital Resources

     During the first half of fiscal year 1997, cash flow used by operations and investing activities was $5.5 million, while in the first half of fiscal year 1998 there was a net usage of $14.3 million in cash. The decline in cash flow provided by operations and investing activities is primarily due to a $10.3 million decrease in cash received from customers due to lower revenues and an approximate $800,000 increase in interest on credit facilities, which were offset by an approximate $2.0 million decrease in cash needed to fund operations. As of March 31, 1998, the Company did not have any material commitments for capital expenditures.

     The Company financed its net cash outflow in the first half of fiscal year 1998 through credit facilities with commercial banks. At March 31, 1998, the Company maintained two credit facilities (the "Revolving Facility" and the "Guaranteed Facility") which provide for combined borrowings of up to $37.5 million. The Revolving Facility allows for borrowings of up to $25 million, bears interest at the London Interbank Offered Rate ("LIBOR") plus 5.0% and is collateralized by the Company's accounts receivable, equipment and intangibles. The Guaranteed Facility allows for borrowings of up to $12.5 million and bears interest at the higher of LIBOR plus 1.25% or .5% plus the prime rate quoted by the Federal Reserve. The Guaranteed Facility is
guaranteed by WCAS, pursuant to an agreement with the Company.   Borrowings
under the Revolving Facility must always exceed borrowings under the Guaranteed Facility. There are no other financial covenants for either credit facility. As of March 31, 1998, the Company had outstanding borrowings of $22.2 million under the Revolving Facility and $11.6 million under the Guaranteed Facility. The interest rates for the Revolving Facility and the Guaranteed Facility were 10.7% and 8.5% respectively, at March 31, 1998.

     Additionally, at March 31, 1998, the Company had a line of credit of $3.5 million available to enter foreign exchange contracts. Under this agreement, the aggregate notional amount of foreign exchange contracts outstanding cannot exceed $23.3 million. At March 31, 1998 the aggregate notional amount of foreign exchange contracts outstanding was $6.8 million.

     Subsequent to March 31, 1998, the Company and its lenders completed several amendments to its existing credit facilities. The Guaranteed Facility was amended to increase the available borrowings under the facility from $12.5 million to $17 million and to extend its expiration date to June 30, 1999. WCAS also agreed to guarantee the Company's line of credit to enter foreign exchange contracts, and the availability of this line was reduced from $3.5 million to $.5 million. In connection with these amendments to WCAS' guarantees, the Company issued 30,000 shares of its common stock to WCAS. The Company's Revolving Facility was also amended to extend the expiration date to May 31, 1999; however, it is automatically renewed for successive terms of one year unless terminated by either party.

     During April 1998, the Company completed its agreement to sell 1,762,115 shares of its Series B Convertible Preferred Stock (the "Preferred Stock") to its primary shareholder Welsh, Carson, Anderson, and Stowe VI L.P. ("WCAS") and certain WCAS affiliates, resulting in gross proceeds to the Company of $5 million. The proceeds from the sale of the Preferred Stock will be used for general corporate purposes. The sale of the Preferred Stock was made in a private transaction exempt from the registration requirements of the federal securities laws.

     Each share of Preferred Stock may be converted at any time at the option of the holder into shares of common stock of the Company at a conversion rate of one common share for each share of Preferred Stock, subject to adjustment upon the occurrence of certain events. The Preferred Stock is not entitled to receive dividends in any fixed amount but will receive dividends on an as converted basis in the event that a dividend is paid on the Company's common stock. The Preferred Stock will rank senior in right of payment to the Company's common stock. In the event of any liquidation, dissolution or winding up of the Company, holders of Preferred Stock will be entitled to receive a liquidation preference of $2.8375 per share before payment is made or assets are distributed to holders of the Company's common stock. In addition, the holders of Preferred Stock are entitled to vote together with the holders of common stock and the Series A Convertible Preferred Stock on all matters to be voted on by the stockholders of the Company. The Series B Convertible Preferred Stock ranks pari passu with the Series A Convertible Preferred Stock as to liquidation and dividend payments.


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

     Due to payment terms of certain software contracts, a portion of the related receivables are classified as non-current assets. As of March 31, 1998, the Company has evaluated the collectibility of the non-current receivables based upon the customers' prior payment history and determined that the receivables are collectible.

     The Company believes that existing cash on hand, cash provided by future operations, cash received through the issuance of its Series B Convertible Preferred Stock as discussed above, and additional borrowings under its lines of credit will be sufficient to finance its operations and expected working capital and capital expenditure requirements for at least the next twelve months, so long as the Company performs to its operating plan. Thereafter, the Company's liquidity will depend upon the results of future operations, as well as available sources of financing. Although the Company's results of operations for the first half of fiscal year 1998 fell below expectations for the reasons described in "-Results of Operations" above, management is implementing changes in its business plan in an effort to improve the Company's long-term prospects for profitability. In view of the relatively long lead time necessary to realize profits as a result of these activities, however, management does not expect a material short-term improvement in the Company's results of operations as a result of these activities alone. Rather, as is discussed above, the Company's short-term results of operations are more likely to be affected by the timing of its recognition of software revenue generated through its existing distribution channels. Because sales of the Company's products typically involve a substantial commitment of its potential customers' time and resources, the Company's ability to influence the timing of such transactions is often limited. Accordingly, management is unable to predict with certainty whether the Company will ultimately perform in accordance with its operating plan. Therefore, there can be no assurance that the Company will be able to continue to meets its cash requirements through operations or, if needed, obtain additional financing on acceptable terms, and the failure to do so may have a materially adverse impact on the Company's business and operations.


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







PART II.  Other Information


     Item 1.  Legal Proceedings

     In December 1997, the Company filed a lawsuit against Saadi Abbas and Cambridge Business Solutions (UK) Limited ("CBS") alleging that Mr. Abbas and CBS had injured the Company by interfering with the Company's ability to market and sublicense the LightSpeed Financial Model. Mr. Abbas counterclaimed, alleging he was constructively dismissed by the Company. The Company obtained a preliminary injunction against Mr. Abbas and CBS. The trial of the case is expected to take place in October 1998. At the present point in the litigation, it is impossible to calculate the chances of success in this litigation. However, the Company intends to vigorously pursue this matter and does not believe that the results of this litigation will have a material effect on the financial position or results of operations of the Company.


      Item 2.  Changes in Securities

      None


      Item 3. Defaults Upon Senior Securities

      None


      Item 4. Submission of Matters to a Vote of Security Holders

      The Annual Meeting of Stockholders of the Company was held on February 20, 1998.

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

      (a) The stockholders elected the following persons as directors of the
          Company: Bruce K. Anderson, Frank T. Cary, Anthony J. de Nicola, George L. McTavish, Robert A. Minicucci, and Thomas A. Wilson. The votes for, against(withheld) and votes abstaining for each nominee were as follows:


                                            Votes         Votes        Votes
          Nominee                            For        Withheld     Abstained
          -------                         ---------     --------     ---------
          Bruce K. Anderson              15,481,128       58,938         -
          Frank T. Cary                  15,485,652       54,414         -
          Anthony J. de Nicola           15,485,852       54,214         -
          George L. McTavish             15,485,852       54,214         -
          Robert A. Minicucci            15,485,852       54,214         -
          Thomas A. Wilson               15,486,352       53,714         -


       (b) The shareholders were also asked to approve an amendment to the Company's Stock Option and Restricted Stock Purchase Plan increasing the number of shares of common stock reserved for issuance. The Amendment was approved with 12,082,890 shares voting for, 352,819 shares voting against, and 15,039 shares abstained.

       (c) The shareholders ratified the appointment of Coopers & Lybrand as the Company's independent public accountants by a vote of 15,494,361 shares voting for, 30,155 shares voting against, and 15,250 shares abstained.



      Item 5. Other Information

              None


      Item 6. Exhibits and Reports on Form 8-K

              (a)  Exhibits

                     4.5 Specimen Preferred Stock Certificate of Series B Convertible Preferred Stock

                     4.6 Certificate of Designation of Series B Convertible Preferred Stock of the Company

                     10.53 Amendment to Credit Agreement between Seer Technologies, Inc. and Greyrock Business Credit, dated May 5, 1998

                     10.54  Second Amendment to Credit Agreement dated
                            April 27, 1998 between Seer Technologies, Inc. and NationsBank, N.A.

                     10.55 Agreement dated April 27, 1998 between Seer Technolgies, Inc. and Welsh, Carson, Anderson, & Stowe VI, L.P. ("WCAS")

                     10.56 Consent of Series A Convertible Preferred Stock Holders, dated April 27, 1998

                     10.57  Preferred Stock Purchase Agreement dated
                            April 27, 1998 among Seer Technologies, Inc., WCAS, and certain WCAS affiliates named therein

                     27.1   Financial Data Schedule

              (b)  Reports on Form 8-K

                   None


                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              SEER TECHNOLOGIES, INC.



                              /s/ Steven Dmiszewicki
Date: May 15, 1998           ..............................................
                              Steven Dmiszewicki
                              Co-President and Chief Financial Officer



















