Form 10-Q/A
period 1998-03-31
SEER TECHNOLOGIES INC /DE
filed 1998-06-17
CIK 945127

------------------------------------------------------------------------------
                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q/A-1

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

           Class                          Outstanding at June 16, 1998
Common Stock, $0.01 par value                  11,950,633 shares

------------------------------------------------------------------------------

                                    1


PART II.  Other Information





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

      (a) The stockholders elected the following persons as directors of the
          Company: Bruce K. Anderson, Frank T. Cary, Anthony J. de Nicola, George L. McTavish, Robert A. Minicucci, and Thomas A. Wilson. The votes for, against(withheld) and votes abstaining for each nominee were as follows:


                                            Votes         Votes        Votes
          Nominee                            For        Withheld     Abstained
          -------                         ---------     --------     ---------
          Bruce K. Anderson              13,657,392       58,938         -
          Frank T. Cary                  13,661,916       54,414         -
          Anthony J. de Nicola           13,662,116       54,214         -
          George L. McTavish             13,662,116       54,214         -
          Robert A. Minicucci            13,662,116       54,214         -
          Thomas A. Wilson               13,662,616       53,714         -



       (b) The shareholders were also asked to approve an amendment to the Company's Stock Option and Restricted Stock Purchase Plan increasing the number of shares of common stock reserved for issuance. The Amendment was approved with 10,256,754 shares voting for, 352,819 shares voting against, and 15,039 shares abstained.

       (c) The shareholders ratified the appointment of Coopers & Lybrand as the Company's independent public accountants by a vote of 13,670,923 shares voting for, 30,155 shares voting against, and 15,250 shares abstained.



                                    2


                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


				                          SEER TECHNOLOGIES, INC.



                              /s/ Steven Dmiszewicki
Date: June 17, 1998           ..............................................
                              Steven Dmiszewicki
                              Co-President and Chief Financial Officer


                                   3