Form 10-Q
period 1998-06-30
SEER TECHNOLOGIES INC /DE
filed 1998-08-13
CIK 945127

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q

(Mark One)
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 1998

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

           Class                          Outstanding at August 7, 1998
Common Stock, $0.01 par value                  11,950,633 shares


                           SEER TECHNOLOGIES, INC.

                                   Index


                                                                      Page
PART I.  Financial Information                                       Number

Item 1.  Consolidated Financial Statements:

         Consolidated balance sheets as of June 30, 1998
           (unaudited)and September 30, 1997                            3

         Consolidated statements of operations (unaudited)
            for the three and nine months ended June 30, 1998
            and 1997                                                    4

         Consolidated statements of cash flows (unaudited)
            for the nine months ended June 30, 1998 and 1997            5

         Notes to consolidated financial statements (unaudited)         6


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                      9


PART II. Other Information                                             16


SIGNATURES                                                             18









PART I.   Financial Information
Item 1.   Financial Statements

                          SEER TECHNOLOGIES, INC.
                        CONSOLIDATED BALANCE SHEETS
                 (in thousands, except per share amounts)
                              (unaudited)


                                                    June 30,      September 30,
                                                     1998            1997
                                                  -------------   -------------
ASSETS

  Cash and cash equivalents                       $  1,225           $ 4,268
  Trade accounts receivable, less allowance
    for doubtful accounts of $4,664 and $1,360
    at June 30, 1998 and September 30, 1997,
    respectively                                    20,145            31,383
  Prepaid expenses and other current assets          1,354             1,947
  Deferred income taxes                              1,152             1,152
                                                 -----------       -----------
    Total current assets                            23,876            38,750

  Trade accounts receivable, net                     1,061             2,041
  Property and equipment, net                        1,936             4,528
  Capitalized software costs, net                    1,523             3,206
  Deferred income taxes                             17,599            17,599
  Other assets                                         402               411
                                                 -----------       -----------
    Total assets                                   $46,397           $66,535
                                                 ===========       ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
  Notes payable, due on demand                     $36,952          $22,052
  Accounts payable                                   2,448            4,279
  Accrued expenses:
    Compensation                                       936            1,964
    Commissions                                      1,478            1,536
    Restructuring                                    6,201               -
    Other                                            4,929            5,241
  Deferred revenue                                   7,210            7,813
  Income taxes payable                               1,890            1,826
                                                  ----------       ----------
    Total current liabilities                       62,044           44,711

  Deferred revenue                                     339              981

  Stockholders' equity (deficiency):
    Series A convertible preferred stock,
      $.01 par value                                    21               21
    Series B convertible preferred stock,
      $.01 par value                                    18               -
    Common stock, $0.01 par value                      120              119
    Additional paid-in-capital - preferred stock    17,232           12,281
    Additional paid-in-capital - common stock       58,786           58,486
    Cumulative translation adjustments                (915)            (644)
    Accumulated deficit                            (91,248)         (49,420)
                                                  ----------      -----------
    Total stockholders' equity (deficiency)        (15,986)          20,843
                                                  ----------      -----------
    Total liabilities and stockholders' equity     $46,397          $66,535
                                                  ==========      ===========

The accompanying notes are an integral part of the consolidated financial statements.

                         SEER TECHNOLOGIES, INC.
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except per share amounts)
                              (unaudited)

                                Three Months Ended     Nine Months Ended
                                      June 30,             June 30,
                                  1998       1997       1998      1997
                                --------   --------   --------  --------
Revenue:
  Software products             $ 1,585    $ 9,357    $ 5,724   $22,775
  Maintenance                     3,288      3,692     10,137    10,730
  Services                       10,758     13,880     34,086    40,662
                                --------   --------   --------  --------
    Total operating revenue      15,631     26,929     49,947    74,167

Cost of revenue:
  Software products                 369        421      1,374     1,083
  Maintenance                     1,274      2,228      5,584     6,350
  Services                        9,702      9,863     31,563    30,505
                                --------   --------   --------  --------
    Total cost of revenue        11,345     12,512     38,521    37,938

Gross profit                      4,286     14,417     11,426    36,229

Operating expenses:
  Sales and marketing             3,585      7,915     17,586    22,481
  Research and product
     development                  3,232      2,949     10,701     9,554
  General and administrative      2,418      2,884      8,270    12,320
  Restructuring charges           4,200          -     13,200       500
                                --------   --------   --------  --------
     Total operating expenses    13,435     13,748     49,757    44,855
                                --------   --------   --------  --------
Income(loss)from operations      (9,149)       669    (38,331)   (8,626)

Other income (expense):
  Interest income                   115        105        375       364
  Interest expense                 (879)      (643)    (2,524)   (1,465)
                                --------   --------   --------  --------
    Other expense, net             (764)      (538)    (2,149)   (1,101)
                                --------   --------   --------  --------

Income(loss)before provision
 for income taxes                (9,913)       131    (40,480)   (9,727)

Income tax provision                733         42      1,348       890
                                --------   --------   --------  --------

    Net income(loss)           $(10,646)   $    89    $(41,828) $(10,617)
                                ========   ========   ========  ========

Basic and diluted earnings
(loss) per share                $ (0.89)    $ 0.01    $  (3.51)   $(0.91)
                                ========   ========   ========  ========

Weighted average common shares
  outstanding-basic               11,949     11,703     11,925    11,671
                                ========   ========   ========  ========

Weighted average common shares
  outstanding-diluted             11,949     14,076     11,925    11,671
                                ========   ========   ========  ========

The accompanying notes are an integral part of the consolidated financial statements.

                          SEER TECHNOLOGIES, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (in thousands)
                               (unaudited)


                                                     Nine Months Ended
                                                          June 30,
                                                       1998      1997
                                                      ------    ------

Cash flows from operating activities:
  Net loss                                          $(41,828)  $(10,617)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
    Depreciation and amortization                      3,302     3,554
    Deferred income taxes                                -        (413)
    Provision for uncollectible accounts                 644     4,268
    Write-down of assets                               4,701         -
    Guaranty-related costs                                93         -
    Changes in assets and liabilities:
      Trade accounts receivable                        8,323     7,816
      Prepaid expenses and other assets                  449     2,056
      Accounts payable, accrued expenses,
         and income taxes payable                      3,036    (7,888)
      Deferred revenue                                (1,245)   (2,393)
                                                     --------  --------
        Net cash used in operating activities        (22,525)   (3,617)

Cash flows from investing activities:
  Purchases of property and equipment                   (307)     (765)
  Capitalization of software development costs          (128)     (851)
                                                     --------  --------
        Net cash used in investing activities           (435)   (1,616)

Cash flows from financing activities:
  Issuance of common shares                              208       355
  Issuance of preferred shares                         5,000         -
  Preferred stock issuance costs                         (31)        -
  Repurchase of common shares                              -      (100)
  Net borrowings under lines of credit                14,760     7,248
                                                     --------  --------
        Net cash provided by financing activities     19,937     7,503

Effect of exchange rate changes on cash                  (20)      (40)
                                                     --------  --------

        Net increase (decrease) in cash and
          cash equivalents                            (3,043)     2,230

Cash and cash equivalents:
  Beginning of period                                  4,268        377
                                                     --------  --------
  End of period                                      $ 1,225    $ 2,607
                                                     ========  ========

The accompanying notes are an integral part of the consolidated financial statements.


                         SEER TECHNOLOGIES, INC.
              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                              (unaudited)


Note 1.  Interim Financial Statements

     The accompanying unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for fiscal year 1997. The Company's fiscal year ends September 30. The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for other interim periods or for the full fiscal year. In the opinion of management, the information contained herein reflects all adjustments necessary for a fair statement of the interim results of operations. All such adjustments are of a normal, recurring nature, except for the restructuring charges recorded in the second and third quarters of fiscal year 1998 and the issuance of preferred stock during the third quarter of fiscal year 1998. See Notes 6 and 7.


Note 2.  Earnings (Loss) Per Share

     During the first quarter of fiscal year 1998, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share", which specifies the computation, presentation, and disclosure requirements for earnings per share. All prior period earnings per share data has been restated, as applicable, to conform with the provisions of the statement.

     Basic earnings (loss) per share is computed based upon the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed based upon the weighted average number of common shares outstanding and any potentially dilutive securities. Potentially dilutive securities are not included in the diluted earnings per share calculations if their inclusion would be anti-dilutive to the basic earnings (loss) per share calculations. Potentially dilutive securities outstanding during the quarter and year-to-date periods of fiscal years 1997 and 1998 include stock options,
nonvested stock, and Series A convertible preferred stock.   Series B
convertible preferred stock were also potentially dilutive securities outstanding during the third quarter of fiscal year 1998.


Note 3.  Income Taxes

     The Company's effective tax rate differs from the statutory rate primarily due to the fact that an income tax benefit was not recorded for the net loss for the first three quarters of fiscal year 1998. Management believes that it is more likely than not that the realization of the reported deferred tax assets will occur in the future based on current earnings forecasts, tax planning strategies and reversals of book-tax temporary differences. The Company will continue to assess the realization of deferred tax assets on an ongoing basis.

     The income tax provision for the third quarter and year-to-date period of fiscal year 1998 is primarily related to income taxes from profitable foreign operations and foreign withholding taxes.


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


Note 5.  Recent Accounting Pronouncements

     In June, 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income", and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". Both SFAS No. 130 and SFAS No. 131 are required to be adopted for fiscal years beginning after December 15, 1997. Upon the effective date of each of the new statements, the Company will make the necessary changes to comply with the provisions of each statement and restate all prior periods presented. The Company does not expect the adoption of these statements to have a material impact on the Company's financial condition or results of operations.

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

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair market value. The statement also requires that changes in the derivative's fair market value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133 is effective for fiscal years beginning June 15, 1999, with earlier adoption permitted. The Company is currently assessing the impact of this new statement on its consolidated financial position, liquidity, and results of operations.


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

     The Company completed its restructuring in the third quarter of fiscal year 1998 and recorded an additional charge of $4.2 million. This restructuring charge consisted of approximately $1.1 million in personnel related charges, approximately $2.0 million in the write-down of assets for discontinued distribution channels, and approximately $1.1 million in professional fees related to the restructuring.

     To date, the Company has paid approximately $2.3 million in cash related to the restructuring. The Company believes the accrued restructuring cost of $6.2 million at June 30, 1998 represents its remaining cash obligations.


Note 7.  Preferred Stock

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

	Each share of Preferred Stock may be converted at any time at the option of the holder into shares of common stock of the Company at a conversion rate of one common share for each share of Preferred Stock, subject to adjustment upon the occurrence of certain events. The Preferred Stock is not entitled to receive dividends in any fixed amount but will receive dividends on an as converted basis in the event that a dividend is paid on the Company's common stock. The Preferred Stock will rank senior in right of payment to the Company's common stock. In the event of any liquidation, dissolution or winding up of the Company, holders of Preferred Stock will be entitled to receive a liquidation preference of $2.8375 per share before payment is made or assets are distributed to holders of the Company's common stock. In addition, the holders of Preferred Stock are entitled to vote together with the holders of common stock and the Series A Convertible Preferred Stock on all matters to be voted on by the stockholders of the Company. The Preferred Stock ranks pari passu with the Series A Convertible Preferred Stock as to liquidation and dividend payments.

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


Note 8. Credit Facilities

	The Company maintains two credit facilities (the "Revolving Facility" and the "Guaranteed Facility") for working capital purposes and a line of credit to enter foreign exchange contracts. During the third quarter of fiscal year
1998, the Company and its lenders completed several amendments to its existing agreements. The Guaranteed Facility, which is guaranteed by WCAS, was amended to increase the available borrowings under the facility from $12.5 million to $17 million and to extend its expiration date to June 30, 1999. WCAS also agreed to guarantee the Company's line of credit to enter foreign exchange contracts, and the availability of this line was reduced from $3.5 million to $.5 million. In connection with these amendments to WCAS' guarantees, the Company issued 30,000 shares of its common stock to WCAS. The Company's Revolving Facility was also amended to extend the expiration date to May 31, 1999; however, it is automatically renewed for successive terms of one year unless terminated by either party.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General Information and Recent Developments

     Seer Technologies, Inc. (the "Company" or "Seer") is one of the software industry's earliest pioneers and a long-time leader in component-based software application development. Historically, the Company has been a distributor of application development tools and related services. During the second and third quarters of fiscal year 1998, the Company developed a revised business plan, necessitated by a decline in demand for the Company's application development tools. The Company attributes the on-going slow-down in the global market for application development tools primarily to the continued and pervasive diversion of funds and resources into renovating applications for the Year 2000. In response to this, Seer completed an in-depth market assessment initiative to identify opportunities that might broaden its market scope and decrease the negative impact of the Year 2000 drain on its business. Based on this assessment, management is now in the process of shifting the company from its traditional software tools orientation to an updated solutions-focused approach that blends its consulting services and enabling technologies into whole solutions that address identified market opportunities. Some of these opportunities include helping companies leverage the investment they are making in their Year 2000 renovation efforts by offering a variety of application renewal solutions that include modernizing applications through internet and electronic commerce enablement and functional integration with other new and legacy applications.

     As part of its revised business plan, the Company has been restructured to centralize key functions and consolidate operations around areas of technical focus to both improve productivity and reduce worldwide infrastructure costs in line with future business prospects. The changes made to implement this plan required the Company to record restructuring charges in the second and third quarters of fiscal year 1998. Management believes that the changes will ultimately lead to profitability, but there are no assurances it will be successful or when profitability will be reached.



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

     The Company is aware of the issues associated with the programming code
which exist in computer systems as the millennium (Year 2000) approaches.   The
"Year 2000" problem is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of the two digit year value to 00. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Company is utilizing both internal and external resources to identify, correct or reprogram, and test its internal systems for the Year 2000 compliance. It is anticipated that all reprogramming efforts will be completed in time to allow for adequate testing. To date, confirmations have been received from the Company's primary processing vendors that the Company's existing systems are "Year 2000" compliant or plans are being developed to address processing of transactions in the Year 2000. Management does not expect that the Company's Year 2000 compliance expense will be material to its results of operations. Management believes, however, that as other companies allocate increasing portions of their information technology budgets to Year 2000 compliance issues, they become less likely to purchase new application development tools. Management believes this trend has negatively affected, and is likely to continue to negatively affect, the Company's software products revenue and results of operations while the Company implements its new business plan. See "-General Information and Recent Developments" and "-Results of Operations - Revenue and Gross Profit - Software Products."

     This report contains forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause its actual results to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The Company's performance, development and results of operations may be affected by the risks presented by: (i) market acceptance of the Company's new strategic direction; (ii) continued market acceptance of the Company's existing technology and the Company's ability to develop new products and provide additional services that will meet market demand; (iii) fluctuations in quarterly operating results and volatility of the price of the Company's common stock; (iv) the inability to attract and retain consultants and development professionals; (v) the Company's ability to attract, retain and train qualified sales professionals and the ability of those sales professionals to perform to quota; (vi) the sufficiency of the Company's liquidity and capital resources; (vii) competition; (viii) the Company's reliance on its relationship with IBM; (ix) customer concentration; (x) the potential failure to meet product delivery dates; (xi) matters relating to international operations; and (xii) intellectual property and proprietary rights. See the Company's Registration Statement on Form S-1 (Registration No. 33-92050) and "-Liquidity and Capital Resources" for a more detailed description of these and other risks presented by the Company's operations.

Results of Operations

     The following table sets forth, for the periods indicated, the Company's unaudited results of operations expressed as a percentage of revenue:

                                    Three months ended    Nine months ended
                                         June 30,             June 30,
                                      1998      1997       1998      1997
                                    --------  --------   --------  --------
Revenue:
  Software products                   10.1 %    34.7 %     11.4 %    30.7 %
  Maintenance                         21.0 %    13.7 %     20.3 %    14.5 %
  Services                            68.9 %    51.6 %     68.3 %    54.8 %
                                    --------  --------   --------  --------
    Total                            100.0 %   100.0 %    100.0 %   100.0 %

Cost of revenue:
  Software products                    2.4 %     1.6 %      2.8 %     1.5 %
  Maintenance                          8.1 %     8.3 %     11.1 %     8.6 %
  Services                            62.1 %    36.6 %     63.2 %    41.1 %
                                    --------  --------   --------  --------
    Total                             72.6 %    46.5 %     77.1 %    51.2 %

Gross profit                          27.4 %    53.5 %     22.9 %    48.8 %

Operating expenses:
  Sales and marketing                 22.9 %    29.4 %     35.2 %    30.3 %
  Research and product development    20.7 %    11.0 %     21.4 %    12.9 %
  General and administrative          15.5 %    10.7 %     16.6 %    16.6 %
  Restructuring charges               26.9 %       -       26.4 %     0.8 %
                                    --------  --------   --------  --------
    Total                             86.0 %    51.1 %     99.6 %    60.5 %

Other income (expense), net           (4.9)%    (2.0)%     (4.3)%    (1.5)%
                                    --------  --------   --------  --------

Income (loss) before taxes           (63.5)%    (0.4)%    (81.0)%   (13.2)%

Income tax provision (benefit)         4.7 %     0.2 %      2.7 %     1.2 %
                                    --------  --------   --------  --------

Net income(loss)                     (68.2)%     0.2 %    (83.7)%   (14.4)%
                                    ========  ========   ========  ========


     The following table sets forth unaudited data for total revenue by country of origin as a percentage of total revenue for the periods indicated:


                                    Three months ended    Nine months ended
                                         June 30,            June 30,
                                      1998      1997       1998      1997
                                    --------  --------   --------  --------
United States                         24.5%     31.3%      28.5%     34.5%
Mexico/Canada                          2.2%      2.1%       2.1%      2.3%
South America                          0.6%      1.8%       1.0%      3.1%
Europe                                62.9%     54.4%      59.0%     51.7%
Middle East/Africa                     4.0%      0.9%       3.7%      1.6%
Asia Pacific                           5.8%      9.5%       5.7%      6.8%
                                    --------  --------   --------  --------
                                     100.0%    100.0%     100.0%    100.0%
                                    ========  ========   ========  ========

     Revenue and Gross Profit. The Company's total revenue decreased 42% for the third quarter and decreased 33% for the year-to-date period of fiscal year 1998 as compared to the same periods of fiscal year 1997. Gross profit decreased to 27% as compared to 54% for the third quarter and declined to 23% from 49% for the year-to-date period of fiscal year 1998 in relation to the same periods of fiscal year 1997. These declines were primarily attributable to a significant decrease in software products revenue, along with declines in services revenue and maintenance revenue.

     Software products. Software products revenue decreased 83% for the third quarter and 75% for the year-to-date period of fiscal year 1998 as compared to the same periods of fiscal year 1997. In comparing fiscal year 1998 to 1997, software gross margins decreased from 96% to 77% in the third quarter and from 95% to 76% for the year-to-date period. As mentioned above, management believes the primary cause of the decline in software revenue for the quarter and year-to-date periods is the continued diversion of funds and resources by Global 5000 corporations into renovations of existing applications for the Year 2000, rather than investing in new applications and development tools. Software revenue was also adversely impacted during the third quarter of fiscal year 1998 by the restructuring of the Company, which caused a significant diversion of internal resources. Additionally, potential sales of software products to Asian prospects in fiscal year 1998 have been impeded by the downturn in the Asian economy.

     Software gross margin decreased in the quarter and year-to-date periods of fiscal year 1998 in comparison to the same periods a year ago primarily because of the decline in software products revenue and an increase in the amortization of capitalized software costs. Amortization of capitalized software costs increased in fiscal year 1998 due to several new products becoming generally available in the second half of fiscal year 1997.

     Maintenance. Maintenance revenue decreased 11% for the third quarter and 6% for the year-to-date periods of fiscal year 1998 as compared to the same periods a year ago. The decrease in maintenance revenue over the prior year periods is a result of losses to the installed customer base, a reduction in maintenance usage, and lower software products revenue in the first nine months of fiscal year 1998 as compared to the same period of fiscal year 1997. The decline in software products revenue is expected to negatively impact maintenance revenue in future quarters since the Company has added fewer customers to its installed base in 1998 than in the previous year.

     Maintenance gross margins increased to 61% in the third quarter and to 45% in the year-to-date period as compared to 40% and 42%, respectively, in the same periods of fiscal year 1997. The increase in gross margins is a result of decreasing maintenance costs offset by a decline in maintenance revenue. The large decrease in cost of maintenance in the third quarter and year-to-date periods of fiscal year 1998 is primarily due to a decrease in vendor-provided
support fees.   Additionally, in fiscal year 1997, the Company incurred
significant headcount and travel costs while assisting several customers with an upgrade to a newer version of Seer*HPS. These costs have declined with completion of this initiative.

     Services. For the third quarter and year-to-date periods of fiscal year 1998, services revenue decreased 23% and 16%, respectively, as compared to the same periods of fiscal year 1997. Services gross margins decreased to 10% from 29% in the third quarter and to 7% from 25% in the year-to-date period of fiscal year 1998 in relation to the same periods of the prior fiscal year. The decrease in revenue and services margin in the first nine months of fiscal year 1998 is primarily a result of a decrease in the utilization of billable personnel and a reduction in demand for consulting and training services because of lower than expected software sales during fiscal year 1998. The Company believes it has taken steps that will better align its services personnel, both quantitatively and qualitatively, with its revised business plan. As part of its business plan revision, the Company plans to broaden the scope of its consulting organization to services outside of its own product line.

     Operating Expenses.  Operating expenses in both fiscal years 1998 and 1997
were significantly impacted by unusual charges.   In the second and third
quarters of fiscal year 1998, the Company recorded restructuring charges of $9 million and $4.2 million, respectively. In the first quarter of fiscal year 1997, the Company recorded a $3.8 million reserve for an account which was determined to be uncollectable and a $.5 million dollar restructuring charge. Excluding these unusual adjustments, in the third quarter and year-to-date periods of fiscal year 1998 total operating expenses decreased 33% and 10% in the year-to-date period in comparison to the same periods of fiscal year 1997.

     Sales and marketing expenses decreased 55% in the third quarter and 22% in the year-to-date period of fiscal year 1998 as compared to the same periods of fiscal year 1997. Sales expenses significantly decreased in the third quarter and year-to-date periods of fiscal year 1998 due to headcount reductions of 60% and 40% from the prior year periods, respectively. Marketing expenses also significantly decreased in the third quarter of fiscal year 1998 as compared to the same period of fiscal year 1997 due to a 70% decrease in headcount. Both of these decreases are a result of the Company's revision of its business plan to compensate for the decline in demand for its software products as previously discussed.

     Sales and marketing expenses are expected to continue to be lower in the near future due to the following actions the Company is taking as part of its revised business plan. The Company halted its direct sales operation in Latin America and is working to establish indirect channels of distribution in this region. Also, the Company reevaluated its efforts with indirect distribution channels in the United States and decided to pursue fewer new partnerships and focus on further developing existing relationships. Finally, the worldwide sales and marketing forces were streamlined in the third quarter of fiscal year 1998, so that the related expenses will more closely conform to the Company's current license revenue prospects. Marketing and promotion expenses should also decline as the Company focuses more on the tactical execution of its plans and less on the design of new strategic initiatives.

     Research and product development expenses increased 10% in the third quarter and 12% for the year-to-date period of fiscal year 1998 as compared to the same periods of fiscal year 1997. This increase is primarily a result of an approximate 20% increase in average personnel costs for the first nine months of fiscal year 1988 and an increase in the number and cost of contract employees utilized. During the first quarter of fiscal year 1998, the Company determined that a significant one-time overall increase in salaries was necessary to ensure the Company's competitiveness in the recruiting and retention of research and development personnel. As part of its revised business plan, the Company has organized the product development, maintenance, and product management groups into one technical operations group which is expected to bring efficiency to the development and maintenance processes and produce overall cost savings in the long term.

     Total general and administrative expense, excluding the $3.8 million reserve of accounts receivable mentioned above, decreased 16% for the third quarter and 3% for the year-to-date period of fiscal year 1998 as compared to the same periods a year ago. The decrease for the third quarter was caused by a reduction in headcount to bring general and administrative expenses in line with the Company's current forecasted business levels.

     As previously mentioned, the Company recorded restructuring charges of $9 million in the second quarter and $4.2 million in the third quarter of fiscal year 1998. The restructuring included a staff reduction of approximately 5%, the abandonment of leased facilities in the US, Brazil, and Singapore, and the write-down to fair value of certain assets or accrual of costs related to products, distribution channels, and vendor-provided product support contracts which were being discontinued. The Company recorded a restructuring charge of $9 million during the second quarter of fiscal year 1998, which consisted of approximately $1.4 million in personnel-related charges, approximately $1.1 million of costs associated with carrying vacated space until the lease expiration date, approximately $2.7 million in write-down of assets, approximately $3.0 million for contractually obligated product support services, and approximately $.7 million in professional fees related to the restructuring.

     The Company completed its restructuring in the third quarter of fiscal year 1998 and recorded an additional charge of $4.2 million. This restructuring charge consisted of approximately $1.1 million in personnel related-charges, approximately $2.0 million in the write-down of assets for discontinued distribution channels, and approximately $1.1 million in professional fees related to the restructuring. To date, the Company has paid approximately $2.3 million in cash related to the restructuring. The Company believes the accrued restructuring cost of $6.2 million at June 30, 1998 represents its remaining cash obligations.

     The $500,000 restructuring charge recorded in the first quarter of fiscal year 1997 related primarily to severance benefits and the consolidation of leased facilities.

     Income Taxes. The increase in income taxes in the third quarter of fiscal year 1998 over the same period of fiscal year 1997 is primarily due to an increase in foreign withholding taxes and the fact that no United States income tax benefits were recorded. Management believes that it is more likely than not that the realization of the reported deferred tax assets will occur in the future based on current earnings forecasts, tax planning strategies and reversals of book-tax temporary differences. The Company will continue to assess the realization of deferred tax assets on an ongoing basis.

Liquidity and Capital Resources

     During the first nine months of fiscal year 1997, cash flow used by operations and investing activities was $5.2 million, while in the first nine months of fiscal year 1998 there was a net usage of $23 million in cash. The decline in cash flow provided by operations and investing activities is primarily due to a decrease in cash received from customers due to lower revenues, $2.3 million in payments related to the restructuring charges, and an increase in interest on credit facilities. As of June 30, 1998, the Company did not have any material commitments for capital expenditures.

     The Company financed its net cash outflow in the first half of fiscal year 1998 through credit facilities with commercial banks and the issuance of additional preferred stock. At June 30, 1998, the Company maintained two credit facilities (the "Revolving Facility" and the "Guaranteed Facility") which provide for combined borrowings of up to $42 million. The Revolving Facility allows for borrowings of up to $25 million, bears interest at the London Interbank Offered Rate ("LIBOR") plus 5.0% and is collateralized by the Company's accounts receivable, equipment and intangibles. The Guaranteed Facility allows for borrowings of up to $17 million and bears interest at the higher of LIBOR plus 1.25% or .5% plus the prime rate quoted by the Federal Reserve. The Guaranteed Facility is guaranteed by WCAS, pursuant to an
agreement with the Company.   Borrowings under the Revolving Facility must
always exceed borrowings under the Guaranteed Facility. There are no other financial covenants for either credit facility. As of June 30, 1998, the Company had outstanding borrowings of $21.5 million under the Revolving Facility and $15.4 million under the Guaranteed Facility. The interest rates for the Revolving Facility and the Guaranteed Facility were 10.7% and 8.5% respectively, at June 30, 1998. See Note 8 of Notes to Consolidated
Financial Statements.

     Additionally, at June 30, 1998, the Company had a line of credit of $.5 million available to enter foreign exchange contracts, which is also guaranteed by WCAS. At June 30, 1998 the aggregate notional amount of foreign exchange contracts outstanding was $5.5 million.

     During April 1998, the Company completed its agreement to sell 1,762,115 shares of its Series B Convertible Preferred Stock (the "Preferred Stock") to its primary shareholder Welsh, Carson, Anderson, and Stowe VI L.P. ("WCAS") and certain WCAS affiliates, resulting in gross proceeds to the Company of $5 million. The proceeds from the sale of the Preferred Stock were used for general corporate purposes. The sale of the Preferred Stock was made in a private transaction exempt from the registration requirements of the federal securities laws. The Company also issued 30,000 shares of Common Stock to WCAS in connection with certain amendments to WCAS' guarantees on the Company's credit facilities. See Notes 7 and 8 of Notes to Consolidated Financial Statements.

     Due to payment terms of certain software contracts, a portion of the related receivables are classified as non-current assets. As of June 30, 1998, the Company has evaluated the collectibility of the non-current receivables based upon the customers' prior payment history and determined that the receivables are collectible.

     The Company believes that existing cash on hand, cash provided by future operations, cash received through the issuance of its Series B Convertible Preferred Stock as discussed above, and additional borrowings under its lines of credit will be sufficient to finance its operations and expected working capital and capital expenditure requirements for at least the next twelve months, so long as the Company performs to its revised operating plan. Thereafter, the Company's liquidity will depend upon the results of future operations, as well as available sources of financing. Although the Company's results of operations for the first half of fiscal year 1998 fell below expectations for the reasons described in "-Results of Operations" above, management is implementing changes in its business plan in an effort to improve the Company's long-term prospects for profitability. In view of the relatively long lead time necessary to realize profits as a result of these activities, however, management does not expect a material short-term improvement in the Company's results of operations as a result of these activities alone. Rather, as is discussed above, the Company's short-term results of operations are more likely to be affected by the timing of its recognition of software revenue generated through its existing distribution channels. Because sales of the Company's products typically involve a substantial commitment of its potential customers' time and resources, the Company's ability to influence the timing of such transactions is often limited. Accordingly, management is unable to predict with certainty whether the Company will ultimately perform in accordance with its operating plan.

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

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair market value. The statement also requires that changes in the derivative's fair market value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133 is effective for fiscal years beginning June 15, 1999, with earlier adoption permitted. The Company is currently assessing the impact of this new statement on its consolidated financial position, liquidity, and results of operations.



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

     In September 1997, Galorath Associates, Inc. ("GA") filed a lawsuit against the Company in the United States District Court for the Central District of California claiming that the Company was infringing its common law trademark rights in the mark "Seer". The complaint seeks an unspecified sum in damages and injunctive relief. The two organizations began and continued settlement discussions for some months. On March 26, 1998 the Company filed its answer to the complaint and counterclaimed against GA for trademark infringement, false designation of origin, unfair competition and trade name dilution. The parties continued their settlement discussions, and the Court has recently ordered a short discovery period and an early trial date in October 1998. The Company intends to vigorously pursue the claims against GA and to strenuously defend against GA's claims. Currently, it is impossible to calculate the chances of success in this litigation. The Company does not believe that the results of this litigation will have a material effect on the financial position of the Company.


Item 2.  Changes in Securities

None


Item 3.  Defaults Upon Senior Securities

None


Item 4.  Submission of Matters to a Vote of Security Holders

None


Item 5.  Other Information

     Pursuant to Rule 14a - 4(c)(l) promulgated under the Securities Exchange Act of 1934, as amended, shareholders desiring to present a proposal for consideration at the Company's 1999 Annual Meeting of Shareholders, must notify the Company in writing at its principal office, 8000 Regency Parkway, Cary, North Carolina 27511 (attn: Corporate Secretary) of the contents of such proposal no later then December 12, 1998. Failure to timely submit such a proposal will enable the proxies appointed by management to exercise their discretionary voting authority if the proposal is raised at the Annual Meeting.

Item 6.  Exhibits and Reports on Form 8-K

  (a) Exhibits

      10.58 Addendum #1, dated July 6, 1998, to the Lease Agreement between the Company and Regency Park Corporation (Cary, NC). (Original Agreement filed as Exhibit 10.47 to the Quarterly Report on form 10-Q for the period ended March 31, 1997. No. 0-26194)

      27.1    Financial Data Schedule

  (b) Reports on Form 8-K

      None

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              SEER TECHNOLOGIES, INC.



                              /s/ Steven Dmiszewicki
Date: August 13, 1998         ..............................................
                              Steven Dmiszewicki
                              Co-President and Chief Financial Officer



