Form 10-K405
period 1998-09-30
SEER TECHNOLOGIES INC /DE
filed 1999-01-12
CIK 945127

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

            [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended September 30, 1998.

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

                              ____________________

        Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:  COMMON STOCK, $.01
                                                             ------------------
                                                             PAR VALUE
                                                             ---------

                              ____________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of the voting stock held by non-affiliates of the Registrant as of December 24, 1998 was approximately $1,364,000. There were 11,980,633 shares of Common Stock outstanding as of December 24, 1998.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the 1999 Annual Meeting of Shareholders are incorporated by reference in Part III hereof.

                       Exhibit Index appears on Page E-1.

                            SEER TECHNOLOGIES, INC.
                           ANNUAL REPORT ON FORM 10-K
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1998


                               Table of Contents
                               -----------------

Item                                                                    Page
Number                                                                 Number
------                                                                 ------
                               PART I

1.  Business..........................................................    1

2.  Properties........................................................    7

3.  Legal Proceedings.................................................    8

4.  Submission of Matters to a Vote of Security Holders...............    8

                                    PART II

5.  Market for Registrant's Common Equity and Related Stockholder
    Matters...........................................................    8

6.  Selected Financial Data...........................................    9

7.  Management's Discussion and Analysis of Financial Condition and
    Results of Operations.............................................   10

7A. Quantitative and Qualitative Disclosures About Market Risk........   21

8.  Financial Statements and Supplementary Data.......................   22

9.  Changes in and Disagreements with Accountants on Accounting and
    Financial Disclosure..............................................   22

                                    PART III

10. Directors and Executive Officers of the Registrant................   22

11. Executive Compensation............................................   22

12. Security Ownership of Certain Beneficial Owners and Management....   22

13. Certain Relationships and Related Transactions....................   22

                                    PART IV

14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K..   23

SIGNATURES............................................................   27

INDEX TO FINANCIAL STATEMENTS.........................................   F-1

INDEX TO EXHIBITS.....................................................   E-1

                                     PART I
                                     ------

ITEM 1.  BUSINESS.
-----------------

GENERAL

     Seer Technologies, Inc. (the "Company" or "Seer") is one of the software industry's earliest pioneers and a long-time leader in software application development tools. During fiscal year 1998, the Company updated its strategic direction to capitalize on emerging market demand for extending the life cycle of enterprise applications. When fully implemented, the updated strategy is intended to transition the Company from a distributor of application development tools to a provider of complete solutions for enterprise application renewal.

     Enterprise application renewal entails extending the life cycle of enterprise applications through re-engineering, modernizing through web and e-commerce enablement, functionally integrating legacy and new applications, and the incorporation of re-usable application assets and components. Seer's enterprise application renewal solutions leverage its suite of software products and its professional consulting services to help Global 5000-sized companies extend the functionality and increase the return on investment in the mission-critical enterprise applications needed to efficiently run their businesses and maintain a crucial competitive edge.

     The Company was incorporated in March 1990 as a joint endeavor between IBM and CS First Boston Securities Corporation. In June and September 1994, the investment firm of Welsh, Carson, Anderson and Stowe VI L.P. ("WCAS"), together with certain of its affiliates, acquired an approximately 83.9% equity interest in the Company. The Company completed its initial public offering in July 1995. In August 1996 and April 1998, the Company sold 2,094,143 shares of Series A Convertible Preferred Stock and 1,762,115 shares of Series B Convertible Preferred Stock to WCAS and certain WCAS affiliates, respectively. The Preferred Stock is convertible into, and votes as a single class with, the Common Stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." At September 30, 1998, WCAS and certain of its affiliates held approximately 69% of the outstanding voting stock of the Company.

     On November 24, 1998, the Company and Level 8 Systems, Inc. ("Level 8") announced the pending strategic merger of the Company with Level 8. Level 8 is a leading provider of message queuing and enterprise application integration technologies that allow end-to-end connectivity between heterogeneous platforms across the enterprise. As the first step in this transaction, on December 31, 1998, Level 8 acquired approximately 69% of the outstanding voting stock of the Company from WCAS and its affiliates in exchange for 1,000,000 shares of Level 8 common stock and warrants to purchase an additional 250,000 shares of Level 8 at an exercise price of $12 per Level 8 share. Level 8 acquired 7,130,894 shares of the Company's Common Stock, 2,094,143 shares of the Company's Series A Convertible Preferred Stock, and 1,762,115 shares of the Company's Series B Convertible Preferred Stock (representing approximately 69% of the outstanding voting stock of the Company) and therefore may be deemed to control the Company. In connection with Level 8's purchase of the Company's voting stock from WCAS, WCAS contributed $17 million to the Company and Level 8 provided the Company a $12 million subordinated loan to help pay down the Company's bank debt. Level 8 has also agreed to acquire all of remaining shares of the Company's Common Stock for $0.35 per share in cash as soon as practicable upon completion of required filings and approvals. In addition, Level 8 has agreed to fund the Company's operations, as necessary, through January 15, 2000.

     Due to the pending transaction outlined above, the information within this report is not necessarily indicative of future operating results once Seer and Level 8 have been combined. Unless otherwise specifically indicated, the information in this report is stated as of September 30, 1998 and does not give effect to the pending transactions with Level 8.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     The Company operates in only one business segment, with total revenues in fiscal year 1998 of approximately $64 million. See the Company's consolidated financial statements at Item 14.


PRODUCTS AND SERVICES

     Seer's enterprise application renewal offerings blend services and software products to provide solutions tailored to meet each customer's unique requirements. A key component of Seer's solutions offerings is the Seer*HPS product suite. Seer*HPS is a full-featured client/server application development environment designed to provide a complete and comprehensive application delivery vehicle to large IT organizations.

     Seer*HPS has long been a leader in reducing the costs and shortening the development and delivery cycles for large scale enterprise-class applications. As part of its updated strategy, the Seer*HPS product suite is being extended to provide a powerful application development engine with internet-enabling extensions, application interoperability software, and state-of-the-art network computing capabilities.


SEER*HPS

     Seer*HPS is the cornerstone of Seer's infrastructure technologies. It is a powerful, production-proven development engine that automatically generates application software based on the business rules and functionality requirements specified by a developer. This greatly speeds the delivery of even the most complex high end business applications at a fraction of the cost of traditional manual programming methods. It also reduces the on-going software maintenance burden and associated costs by simplifying application updates, providing impact analysis for proposed software changes, and enabling re-use of previously developed software.

     Management believes that Seer*HPS is the only development engine available today that can scale from the desktop all the way up to the mainframe. Since this is a critical element requirement for true enterprise-class applications, it sets Seer's application development and renewal offerings apart.

LIGHTSPEED WEB

     LightSpeed Web, an extension of Seer*HPS, allows applications built in Seer*HPS to be rapidly developed for the Internet. Because the LightSpeed Web transaction processing environment extends from a Web server to numerous hardware platforms--including the mainframe--companies can quickly deploy even complex enterprise applications to users around the world.

     In addition to its LightSpeed Web extensions to Seer*HPS, Seer now offers toolkits for developing Visual Basic and Java front ends for large scale enterprise applications. Together, these three web-enabling options make it easy for companies to take advantage of the enormous commercial opportunities afforded by the World Wide Web.

YEAR 2000 ISSUES

     The Company's Seer*HPS toolset products are designed to allow developers to develop applications that are Year 2000 compliant, through the use of four-digit year fields which can accept and accurately represent dates both before and after the Year 2000. Once a four-digit year is properly input, applications built with the Seer*HPS toolset can properly process the dates.

     Dates may be input into these applications either by entering a four-digit year or, as a shortcut, by entering the last two digits of the year. In the latter case, the application assigns a century to the date and "feeds back" a four-digit year to the user by displaying it on the screen. For all versions of Seer*HPS above 5.2.3K, the century is assigned according to a moving 100-year window. The Company has made available documentation to its customers that explains how this moving 100-year window can be adjusted, both on the workstation platform and on the host. For version 5.2.3K, the century is assigned a default value of "19". In either case, the user can either accept the proposed four-digit date or correct it, if the application has assigned the wrong century in a particular case.

     The foregoing description related to Seer*HPS versions 5.2.4S and higher (for the workstation) and 5.2.3K and higher (for the host), which were released in December 1995. The Company believes that if operated properly, applications constructed with these versions in accordance with the product documentation should not manifest Year 2000-related errors traceable to the Seer*HPS product. The Company does not believe any of its customers are using earlier versions of the software.

     The Company cannot, however, eliminate the possibility of input errors, where input is in the form of two-digit years. Among other potential errors, it is possible to introduce incorrect dates into applications using the shortcut mentioned above if the operator is inattentive to the feedback, or if the operator or batch data inputs dates represented as two-digit years, without any way for the operator to determine which century a given year falls in. The Company has attempted to identify the possible errors by making documentation available to its customers.

     With respect to the Company's Seer*HPS development environment itself, the Company is not aware of any Year 2000 issues except the following. The tools store certain information with respect to objects created using the tools (such as the dates the object was created or last modified) as two-digit dates. Because of the way the tools use these dates, the Company does not believe this will cause any Year 2000-related problems except in the limited instance of migrations spanning the century boundary. The Company has made available to its customers documentation calling their attention to this issue and a workaround.

     Accordingly, the Company believes that it has fulfilled its obligations to its customer with respect to Year 2000 functionality. However, the law in this area is still evolving and lawsuits are being filed against software companies on an ongoing basis, many of them asserting novel theories of damage and liability. Accordingly, no assurance can be given that claims will not be made against the Company relating to date-processing issues or that the effect of such claims on the Company will not be material.

CONSULTING AND TRAINING SERVICES

     Seer provides a full spectrum of consulting services as part of its application renewal solutions. Over the years, Seer's worldwide consulting team has gained in-depth experience in successful application development as well as valuable insight into the business information needs of users in Global 5000-sized companies. Seer's consulting organization offers services in project management, application design and development, application renewal and web- and e-commerce enablement along with expertise in a wide variety of development environments, platforms and programming languages.

     In addition, Seer's world-class training organization offers a full curriculum of courses and labs designed to speed knowledge transfer and help customers take advantage of Seer's field-tested best practices methodologies.

SALES AND MARKETING

SALES

     The Company's direct sales staff has substantial knowledge of the Company's products and service offerings as well as general experience in the software industry. Seer's direct field sales force is headed by three General Managers, each of whom is assigned a different geographic responsibility--one for the Americas and Asia Pacific (AmAP), one for the UK, southern Europe and Africa (UK-SEMEA) and the other for Scandinavia and northern Europe including Germany, Austria, Switzerland and the eastern bloc countries (NORDIC). Their respective operations include sales and consulting for new and existing customers. The Company's sales strategy has five key aspects: (i) decentralized, geographically-based management, (ii) direct and indirect sales channels, (iii) existing account management, (iv) compensation based on achievement of specific sales objectives, and (v) establishing additional marketing partnerships. The Company derives revenue primarily from software licenses, consulting services, and software maintenance. Combined revenue for each region for fiscal year 1998 is as follows: AmAP--$23.8 million, UK-SEMEA--$22.1 million, and NORDIC--$18.1 million. The percentage of the Company's total revenue for fiscal year 1998 for each region is as follows: AmAP--37%, UK-SEMEA--35% and NORDIC--28%.

     The Company's software products have historically been designed for use primarily in large-scale, complex computing environments. A customer's decision to use the Company's products involves a substantial financial commitment, including the license cost, consulting and training expenses, and deployment service costs as well as a substantial commitment of personnel resources. Accordingly, a decision to purchase Seer products typically has been made by a customer's senior management. As a result, the sales cycle for the Company's products historically has been relatively lengthy, averaging nine to twelve months. The Company's sales process follows a solution-oriented methodology based on identifying and meeting the unique needs of each customer's business.

     The Company's sales strategy will continue to involve a complete evaluation of the customer's business followed by the identification and sale of solutions incorporating software and services that will meet the customer's requirements. It also provides flexibility to scale up or down and add new Seer component products or purchase additional services in the future.


MARKETING

     To transition Seer from its historical positioning in the enterprise application development tools market segment and establish the Company as a leading global provider of enterprise application renewal solutions, the Company is significantly redirecting its marketing efforts worldwide. The marketing team has laid out a tactical plan of programs and deliverables carefully integrated with its strategic plan to enable the Company to effectively reposition itself while at the same time continuing to meet current and future customer needs.

     A key strategic alliance for the Company, both historically and at present, is with IBM, one of the Company's original stockholders. Transactions resulting from the Company's relationship with IBM accounted for approximately 38%, 53%, and 65% of the Company's revenues for fiscal year 1998, 1997 and 1996 respectively, and an even greater portion of the Company's international revenues for each of those periods. Seer's relationship with IBM exists on both a formal (in terms of a series of contractual relationships) and an informal basis. For example, in Europe, IBM acts as a non-exclusive marketer and distributor of the Company's products to IBM customers.

     For additional information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Year Ended September 30, 1998 Compared to the Year Ended September 30, 1997 - Sales and Marketing Expense."


TARGET MARKETS

     Global 5000-sized companies in all vertical industries around the world are making an enormous expenditure in renovating legacy applications for year 2000 compliance. In addition, the explosion of internet and intranet technology is driving companies to find ways to take advantage of these new technologies out of competitive necessity. As a result, enterprise IT shops will be compelled by both economic and internal political necessity to find ways to leverage their Year 2000 investment and extend the life cycle of newly renovated applications.

     This means that the lines between "new" development and what has in the past been considered "maintenance" are blurring. More and more of the "new" development going forward is going to be in the areas of enhancing, modernizing, functionally linking and adding new and internet-enabling functionality to legacy operational systems within existing enterprise IT infrastructures. As a result, top industry analysts have identified new and emerging markets for what they are calling enterprise application renewal and development life cycle management.

     Enterprise application renewal encompasses extending existing or adding new functionality, upgrading and modernizing, web-enabling, improving software quality and system security, moving to network computing and functionally linking to other applications. Development life cycle management involves cost-effectively managing all aspects of the development, deployment, continued enhancement and life cycle extension of enterprise applications to leverage, extend and maximize the return on IT investment.

     The emerging markets for application renewal and development life cycle management are predicted to grow from a combined potential of $13 billion in calendar 1999 to more than $18 billion by the year 2002 according to industry analysts. Recent reports also project that IT spending will increase steadily over the next two years, with focal points -- outside Year 2000 expenditures -- being in mainframe applications, internet/intranet enablement and development environment and software life cycle management.

     Seer intends to take an early and definitive leadership position in the convergence of these complementary burgeoning markets for enterprise application renewal and life cycle management. Seer's product suite provides companies with the enabling technology infrastructure to speed development and re-engineering of applications. Seer's consulting staff is highly experienced in large-scale enterprise applications and the complex IT environments in which they run. In addition, the Company is currently engaged in extending its technology to deliver new functionality and internet-enabling extensions to enable the provision of comprehensive application renewal solutions.

COMPETITION

     The market for application renewal and life cycle management is a fast-growing one. It offers tremendous potential to early entrants like Seer, which enters the market with a proven set of the required infrastructure technologies and a pool of skilled consultants with extensive expertise in application development and extension.

     To firmly establish a leadership position in this market, the Company must continue with its plan to enhance its current products and deliver new products in a timely fashion. The Company believes that competition in the large-scale enterprise application renewal market today is based primarily on functionality, scalability, and resulting application performance. The Company believes that its products and services compete favorably in each of these areas.

     The rapid growth and long-term potential of the application renewal market make it attractive to new competition. However, at the high end of the market -- the enterprise application arena -- very few companies have at this point in time appeared to enter this marketspace with as broad a solution offering as Seer.

     Viasoft and Platinum are the primary competitors who have openly entered the application renewal solution space. Both offer repository technologies and consulting services which they promote as addressing aspects of application renewal and life cycle management needs. The size and rapid growth of the application renewal market may attract additional competitors. Some of the companies may have longer operating histories and greater financial, technical, and sales, marketing and other resources than the Company.


CUSTOMERS

     Today, Seer's products and services are used by thousands of software developers. Hundreds of enterprise-class applications built with Seer products are used daily by over a million end users worldwide. Seer's expanding international customer base includes some of the world's largest corporations such as Credit Suisse, TeleDanmark, Telenor, Royal Sun Alliance, National Bank of Greece, Italia Telecom, and Sikorsky Aircraft. Industries that are significantly represented in the Company's customer base include banking and financial services, insurance, retail, manufacturing, data processing, public utilities, and transportation. No one customer has accounted for more than 10% of operating revenues for fiscal years 1998, 1997, or 1996.

     The Company seeks to form strong partnering relationships with customers in order to gain an in-depth understanding of the business and technology challenges they face. This helps Seer meet both the customer's immediate production requirements and their long-term strategic needs. Seer maintains a customer advisory board (CAB) that normally meets regularly both in person and via teleconferencing. The CAB's volunteer members represent the global customer base, acting as a sounding board for new ideas and initiatives as well as providing a bi-directional conduit with the customer base for information flow and feedback regarding the Company's products and services. Also under the auspices of the CAB, several Special Interest Groups (SIG's) provide internet-based discussion forums focused on specific areas of technology.

     In addition, the Company holds annual international customer conferences to present new information, address customer questions and concerns, and provide constructive open forums for customer interaction. In many areas around the world, local customers hold periodic regional user group meetings that are supported and encouraged by Seer. The Company also receives a great deal of feedback through its consulting services and technical support organization regarding the effectiveness of the Company's products in meeting customer needs.


RESEARCH AND PRODUCT DEVELOPMENT

     The Company believes that the timely development of enhancements to existing products is essential to meet evolving customer requirements and maintain a competitive position in the marketplace. Delays or difficulties associated with new products or product enhancements could have a material adverse effect on the Company's business, operating results, and financial condition. The Company conducts research and development to enhance its existing products and to build new products, both complementary to the existing product line and in new functional areas. As evidence of its commitment to new product development, the Company has expensed $12.9 million, $12.3 million, and $16.8 million for product development for fiscal years 1998, 1997, and 1996, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Year Ended September 30, 1998 Compared to the Year Ended September 30, 1997 - Research and Product Development Expense."

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

     Copyright protection is generally available under United States laws and international treaties for the Company's software and printed materials. Seer has obtained patents in the United States and Australia with regard to the basic application development and deployment technology in the Seer*HPS product line, and has related patents pending in various countries. The Company also has patents pending with regard to other product technologies. The Company has registered the trademarks "SEER", "Archetype", "CASIM", "Freeway", "High Productivity Systems", "NewArc 2000", "Seer*HPS", and "TurboCycler" in the United States, and has active programs to register the "SEER" mark in other countries where it does business. The Company also uses the trademarks "@Seer", "InPrint", "LightSpeed Web", "NetEssential", "Seer*Auditor", "Seer*Connections", "Seer*AllianceConnections", "Seer*ComplementaryConnections",
"Seer*ComponentConnections", "Seer*ConsultingConnections",
"Seer*ResellerConnections",  "Seer*TrainingConnections",  "Seer*DCF",
"Seer*Intelligen", "Seer-*Mediator", "Seer*Metrix", "SeerTalk", "SmartPak" and "The Seer*Method."


EMPLOYEES

     As of September 30, 1998, Seer had a total of 411 employees. Of these employees, 73 were engaged in software sales, marketing, and technical support; 47 in administration; 81 in research and development; and 210 in consulting and training. The Company's continued success is dependent on its ability to attract and retain qualified employees. Although the Company experienced difficulty in recruiting and retaining consultants and research and development employees during fiscal 1998 due to the intense competition for personnel in the software industry, the Company believes it has succeeded in attracting and retaining a sufficient number of qualified employees in all aspects of its operations.
There can be no assurance, however, that the Company will continue to be successful in the future. The Company's employees are not represented by a union or a collective bargaining agreement.

ITEM 2.  PROPERTIES.
-------------------

     The Company's principal executive offices are located in approximately 54,000 square feet of leased space in Cary, North Carolina. As of September 30, 1998, the Company also leased 16 additional offices to provide consulting services to its clients and to facilitate the distribution of its products. The Company leases office space abroad in Canberra, Melbourne and Sydney, Australia; Toronto, Canada; Copenhagen, Denmark; London, England; Paris, France; Frankfurt, Germany; Rome, Italy; Milan, Italy; Madrid, Spain; Nieuwegein, The Netherlands; Singapore; Seoul, Korea and Stockholm, Sweden. The Company also maintains an office in Limerick, Ireland on a set fee arrangement.

ITEM 3.  LEGAL PROCEEDINGS.
--------------------------

     In December 1997, the Company filed a lawsuit against Saadi Abbas and Cambridge Business Solutions (UK) Limited ("CBS") alleging that Mr. Abbas and CBS had injured the Company by interfering with the Company's ability to market and sublicense the LightSpeed Financial Model. The Company obtained a preliminary injunction against Mr. Abbas and CBS halting their actions. Mr. Abbas and CBS filed counterclaims against the Company claiming wrongful dismissal of Abbas and breach of the license agreement. Due to the erosion of the market for the LightSpeed Financial Model, the Company voluntarily dismissed its claims against Mr. Abbas and CBS in the summer of 1998. Mr. Abbas and CBS are continuing to pursue their claims against the Company. At the present point in the litigation, it is impossible to calculate the chances of success in this litigation. However, the Company intends to continue to vigorously defend against the counterclaim. The Company has made provisions for its estimated costs to resolve this matter. Management does not believe at this point in the litigation that any additional amounts required to ultimately resolve this matter will have a material effect on the financial position, cash flows, or results of operations of the Company.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-----------------------------------------------------------

     None.

                                    PART II
                                    -------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.
-----------------------------------------------------------------------------

     During fiscal years 1998 and 1997, the Common Stock of the Company was traded on the Nasdaq Stock Market under the symbol SEER. The Company has never declared or paid any cash dividends on its Common Stock. The Company anticipates that all of its earnings will be retained for the operation and expansion of the Company's business and does not anticipate paying any cash dividends in the foreseeable future. The Company's credit agreements require the Company to obtain approval from its lenders prior to declaration or payment of any cash dividends on its Common Stock. The chart below sets forth the high and low stock prices for the quarters of the fiscal years ended September 30, 1998 and 1997.

                   Fiscal Year 1998   Fiscal Year 1997
Quarter             High      Low      High      Low
----------------   -------   ------   -------   ------
         1st        $9.375   $3.875    $ 6.50   $ 3.00
         2nd        $ 5.50   $2.625    $ 7.00   $ 3.00
         3rd        $4.125   $ 1.50    $5.875   $3.875
         4th        $ 2.50   $ 0.50    $ 8.00   $ 4.25


The closing price of the Common Stock on September 30, 1998 was $0.75 per share. As of December 24, 1998, the Company had 299 registered shareholders of record.

On October 13, 1998, the Company was delisted from the Nasdaq Stock Market. The Common Stock of the Company is now quoted on the Over-the-Counter Bulletin Board.

ITEM 6.  SELECTED FINANCIAL DATA.
--------------------------------

     The following selected financial data is derived from the consolidated financial statements of the Company. The data should be read in conjunction with the consolidated financial statements, related notes, and other financial information included herein.



                      SELECTED CONSOLIDATED FINANCIAL DATA
(in thousands, except per share amounts)


                        Fiscal Years Ended September 30,

                                     1998        1997        1996        1995       1994
                                   ---------   ---------   ---------   --------   --------
STATEMENT OF OPERATIONS DATA:

Total revenue                      $ 63,964    $103,153    $ 91,657    $111,485   $78,278
Gross profit                         16,186      51,312      38,537      72,542    44,901
Income (loss) from operations       (39,219)     (7,071)    (45,112)      9,254     3,451
Net income (loss)                   (62,440)     (9,966)    (31,582)      5,152     2,361
Net loss per common share             (5.23)      (0.85)      (2.76)          -         -
Weighted average common
  shares outstanding                 11,941      11,707      11,445           -         -
Pro forma net income per
   common share                           -           -           -         .45       .21
Pro forma weighted average
   common shares outstanding              -           -           -      11,507    10,986

BALANCE SHEET DATA:

Working capital (deficiency)       $(39,666)   $ (5,961)   $  3,963    $ 34,087   $ 4,777
Total assets                         23,195      66,535      78,804      76,444    37,363
Total debt                           38,148      22,052      14,379           -     2,700
Senior redeemable
   preferred stock                        -           -           -           -    13,195
Series A & B preferred stock         17,271      12,302      12,302           -         -
Total stockholders' equity
   (capital deficiency)             (36,525)     20,843      30,053      48,438    (2,096)


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS.
-------------

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

     On October 13, 1998, the Company was delisted from the Nasdaq Stock Market. The Common Stock of the Company is currently quoted on the Over-the-Counter Bulletin Board.

     On November 24, 1998, the Company and Level 8 Systems, Inc. ("Level 8") announced the pending strategic merger of the Company with Level 8. Level 8 is a leading provider of message queuing and enterprise application integration technologies that allow end-to-end connectivity between heterogeneous platforms across the enterprise. As the first step in this transaction, on December 31, 1998, Level 8 acquired approximately 69% of the outstanding voting stock of the Company from WCAS and its affiliates in exchange for 1,000,000 shares of Level 8 common stock and warrants to purchase an additional 250,000 shares of Level 8 at an exercise price of $12 per Level 8 share. Level 8 acquired 7,130,894 shares of the Company's Common Stock, 2,094,143 shares of the Company's Series A Convertible Preferred Stock, and 1,762,115 shares of the Company's Series B Convertible Preferred Stock (representing approximately 69% of the outstanding voting stock of the Company) and therefore may be deemed to control the Company. In connection with Level 8's purchase of the Company's voting stock from WCAS, WCAS contributed $17 million to the Company and Level 8 provided the Company a $12 million subordinated loan to help pay down the Company's bank debt. Level 8 has also agreed to acquire all of remaining shares of the Company's Common Stock for $0.35 per share in cash as soon as practicable upon completion of required filings and approvals. In addition, Level 8 has agreed to fund the Company's operations, as necessary, through January 15, 2000.

     Due to the pending transaction outlined above, the information within this report is not necessarily indicative of future operating results once Seer and Level 8 have been combined. Unless otherwise specifically indicated, the information in this report is stated as of September 30, 1998 and does not give effect to the pending transactions with Level 8.

     This report contains forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities, the pending transaction with Level 8, Year 2000 issues and similar matters. The Private

Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause its actual results to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The Company's performance, development and results of operations may be affected by the risks presented by: (i) market acceptance of the Company's new strategic direction; (ii) continued market acceptance of the Company's existing technology; (iii) fluctuations in quarterly operating results and volatility of the price of the Company's common stock;
(iv) competition; (v) the Company's reliance on its relationship with IBM; (vi) customer concentration; (vii) the potential failure to meet product delivery dates; (viii) matters relating to international operations; (ix) intellectual property and proprietary rights; (x) the inability to attract and retain consultants and development professionals; (xi) the Company's ability to attract, retain and train qualified sales professionals and the ability of those sales professionals to perform to quota; and (xii) the sufficiency of the Company's liquidity and capital resources. See the Company's Registration Statement on Form S-1 (Registration N. 33-92050) for a more detailed description of certain risks presented by the Company's operations.


YEAR 2000

     The Company is aware of the issues associated with the programming code in
existing computer systems as the millennium (Year 2000) approaches.   The "Year
2000 Problem" is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of the two digit year value to 00. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail.

     Software Sold to Consumers. The Company believes that it has substantially identified potential Year 2000 Problems with the software products that it develops and markets. See "Item 1. Business--Products--Year 2000 Issues." Accordingly, the Company believes that it has fulfilled its obligations to its customers with respect to Year 2000 functionality. However, the law in this area is still evolving and lawsuits are being filed against software companies on an ongoing basis, many of them asserting novel theories of damage and liability. Accordingly, no assurance can be given that claims will not be made against the Company relating to date-processing issues or that the effect of such claims on the Company will not be material. Expenses related to Year 2000 compliance of the Company's products are not separately identified but are included as part of the Company's research and development operating budget.

     Internal Infrastructure. The Company believes that it has identified substantially all of the major computers, software applications, and related equipment used in connection with its internal operations that must be modified, upgraded, or replaced to minimize the possibility of a material disruption to its business. The Company has commenced the process of modifying, upgrading, and replacing major systems that have been identified as adversely affected, and expects to complete this process by the middle of 1999.

     In addition to computers and related systems, the operation of office and facilities equipment, such as fax machines, photocopiers, telephone switches, security systems, elevators, and other common devices may be affected by the Year 2000 Problem. The Company is currently assessing the potential effect of, and costs of remediating, the Year 2000 Problem on its office and facilities equipment.

     The Company does not believe the total cost to the Company of completing any required modifications, upgrades, or replacements of these internal systems will not have a material adverse effect on the Company's financial condition, cash flows, or results of operations. Expenses related to Year 2000 compliance of the Company's internal infrastructure are not separately identified but are not included as part of the Company's general and administrative operating budget.

     Suppliers. The Company has initiated communications with third party suppliers of the major computers, software, and other equipment used, operated, or maintained by the Company to identify and, to the extent possible, to resolve issues involving the Year 2000 Problem. However, the Company has limited or no control over the actions of these third party suppliers. Thus, while the Company expects that it will be able to resolve any significant Year 2000 Problems with these systems, there can be no assurance that these suppliers will resolve any or all Year 2000 Problems with these systems before the occurrence of a material disruption to the business of the Company or any of its customers. Any failure of these third parties to resolve Year 2000 problems with their systems in a timely manner could have a material adverse effect on the Company's business, financial condition, and results of operation.

  Most Likely Consequences of Year 2000 Problems. The Company expects to identify and resolve all Year 2000 Problems that could materially adversely affect its business operations. However, management believes that it is not possible to determine with complete certainty that all Year 2000 Problems affecting the Company have been identified or corrected. The number of devices that could be affected and the interactions among these devices are simply too numerous. In addition, one cannot accurately predict how many Year 2000 Problem-related failures will occur or the severity, duration, or financial consequences of these perhaps inevitable failures. As a result, management expects that the Company could likely suffer the following consequences:

   1. a significant number of operational inconveniences and inefficiencies for the Company and its clients that may divert management's time and attention and financial and human resources from its ordinary business activities; and

  2. a lesser number of serious system failures that may require significant efforts by the Company or its clients to prevent or alleviate material business disruptions.


  Contingency Plans. The Company is currently developing contingency plans to be implemented as part of its efforts to identify and correct Year 2000 Problems affecting its internal systems. The Company expects to complete its contingency plans by the middle of 1999. Depending on the systems affected, these plans could include accelerated replacement of affected equipment or software, short to medium-term use of backup equipment and software, increased work hours for Company personnel or use of contract personnel to correct on an accelerated schedule any Year 2000 Problems that arise or to provide manual workarounds for information systems, and similar approaches. If the Company is required to implement any of these contingency plans, it could have a material adverse effect on the Company's financial condition and results of operations.

  Based on the activities described above, the Company does not believe that the Year 2000 Problem will have a material adverse effect on the Company's business or results of operations.

  Disclaimer. The discussion of the Company's efforts, and management's expectations, relating to Year 2000 compliance are forward-looking statements. The Company's ability to achieve Year 2000 compliance and the level of incremental costs associated therewith, could be adversely impacted by, among other things, the availability and cost of programming and testing resources, vendors' ability to modify proprietary software, and unanticipated problems identified in the ongoing compliance review.


EURO CONVERSION

     Several European countries will adopt a Single European Currency (the "Euro") as of January 1, 1999 with a transition period continuing through January 1, 2002. The Company is reviewing the anticipated impact the Euro may have on its internal systems and on its competitive environment. The Company believes its internal systems will be Euro capable without material modification cost. Further, the Company does not presently expect the introduction of the Euro currency to have an adverse material impact on the Company's financial condition, cash flows, or results of operations.

REVENUE RECOGNITION

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

     Consistent with the American Institute of Certified Public Accountants Statement of Position ("SOP") 91-1, "Software Revenue Recognition," the Company allocates a portion of the software license fee to initial period maintenance when the maintenance period is greater than three months. The remainder is recognized as license fee revenue upon delivery of the software product to, and acceptance by, the customer. Revenue from the initial maintenance period and subsequently priced maintenance agreements is recognized ratably over the term of the agreement. Consulting and training services revenue is recognized as the services are performed.

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

     The American Institute of Certified Public Accountants has issued SOP 97-2, "Software Revenue Recognition". SOP 97-2 is effective for transactions entered into in fiscal years beginning after December 15, 1997 and provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. The Company does not expect the application of the SOP to have a material impact on the Company's financial condition or results of operations.

RESULTS OF OPERATIONS

     The following table sets forth, for the years indicated, the Company's results of operations expressed as a percentage of revenue.


                                                                   For the Years Ended September 30,
                                                                   1998                 1997             1996
                                                                 --------             -------          --------
Revenue:
     Software products                                             10.9%                33.2%             31.4%
     Maintenance                                                   21.2%                14.2%             14.4%
     Services                                                      67.9%                52.6%             54.2%
                                                                 ------                -----            ------
       Total                                                      100.0%               100.0%            100.0%

Cost of revenue:
     Software products                                              2.8%                 1.5%              1.7%
     Maintenance                                                   10.1%                 8.2%             10.0%
     Services                                                      61.8%                40.6%             46.3%
                                                                 ------                -----            ------
       Total                                                       74.7%                50.3%             58.0%

Gross profit                                                       25.3%                49.7%             42.0%

Operating expenses:
     Sales and marketing                                           30.2%                29.8%             48.0%
     Research and product development                              20.2%                12.1%             18.3%
     General and administrative                                    15.6%                14.3%             21.3%
     Restructuring charges                                         20.6%                 0.5%              3.3%
                                                                 ------                -----            ------
       Total                                                       86.6%                56.7%             90.9%

Other income (expense), net                                       (4.7)%               (1.6)%            (0.2)%
                                                                 ------                -----            ------

Loss before taxes                                                (66.0)%               (8.6)%           (49.1)%

Income tax provision (benefit)                                     31.6%                 1.2%           (14.9)%
                                                                 ------                -----            ------
Net loss                                                         (97.6)%               (9.8)%           (34.2)%
                                                                 ======                =====            ======

The following table sets forth data for total revenue by geographic origin as a percentage of total revenue for the periods indicated:


                                                                   For the Years Ended September 30,
                                                                   1998                 1997               1996
                                                                 --------             ---------          ---------
United States                                                      27.6%                31.9%             31.5%
Mexico/Canada                                                       2.0%                 2.6%              6.0%
South America                                                       1.0%                 3.2%              6.6%
Europe                                                             58.8%                50.4%             47.7%
Middle East/Africa                                                  4.0%                 1.4%              3.0%
Asia Pacific                                                        6.6%                10.5%              5.2%
                                                                  -----                -----             -----
                                                                  100.0%               100.0%            100.0%
                                                                  =====                =====             =====

YEAR ENDED SEPTEMBER 30, 1998 COMPARED TO THE YEAR ENDED SEPTEMBER 30, 1997

     REVENUE. The Company's total revenue decreased 38% for fiscal year 1998 as compared to the fiscal year 1997. The decrease was primarily attributable to a decrease in software products revenue, along with declines in services revenue and maintenance revenue. Revenue declined in all three of the Company's principal operating regions.

     SOFTWARE PRODUCTS. Software products revenue decreased 80% in fiscal year 1998 as compared to fiscal year 1997. Management believes the primary cause of the decline in software revenue in fiscal year 1998 is the continued diversion of funds and resources by Global 5000 corporations into renovations of existing applications for the Year 2000, rather than investing in new applications and development tools. Software revenue was also adversely impacted during the second and third quarters of fiscal year 1998 by the restructuring of the Company, which resulted in a significant decrease in the number of sales and marketing personnel and caused a significant diversion of management resources. Also, potential sales of software products to Asian prospects in fiscal year 1998 have been impeded by the downturn in the Asian economy.

     Historically, the Company has entered into several marketing and distribution agreements with IBM throughout the world, comprising 77% and 50% of total software products revenue for fiscal years 1998 and 1997, respectively.

     MAINTENANCE.   Maintenance revenue decreased 7% in fiscal year 1998 as
compared to the prior fiscal year. This decline in revenue arose from losses to the installed customer base, a reduction in maintenance usage, and lower software products revenue in the first nine months of fiscal year 1998.

     SERVICES. Services revenue for the fiscal year 1998 decreased 20% as compared to fiscal year 1997. This decrease is due to the Company's consulting and training services being directly related to its software products. Therefore, the decline in software product sales has negatively impacted services revenue as well.

     GROSS PROFIT. Total gross profit for fiscal year 1998 decreased 68% from the previous year. Total gross margin decreased to 25% for fiscal year 1998 as compared to 50% in fiscal year 1997. These decreases are due primarily to the decrease in software revenue as a percentage of total revenue in fiscal year 1998, as well as declines in margins for the services organization.

     Software gross margin declined to 74% for fiscal year 1998 as compared to 95% for fiscal year 1997 primarily due to the decline in software revenue coupled with an increase in cost of software. For fiscal years 1998 and 1997, cost of software is primarily amortization of costs previously capitalized. Amortization of software products increased in fiscal year 1998 due to several new products becoming generally available in the second half of fiscal year 1997.

     Maintenance gross margin increased to 52% for fiscal year 1998 as compared to 42% for fiscal year 1997. The increase in maintenance gross margin for fiscal year 1998 was primarily due to a 23% decrease in maintenance costs offset in part by a decline in revenue. The most significant factors contributing to the decline in costs is the reduction of vendor-provided support fees and a reduction in personnel costs. In fiscal year 1997, the Company incurred significant headcount and travel costs while assisting several customers with an upgrade to a newer version of Seer*HPS. These costs have declined with completion of the initiative.

    Services margin for fiscal year 1998 decreased to 9% as compared to 23% for fiscal year 1997. The decrease in services margin is primarily a result of lower utilization of billable personnel and increases in personnel costs needed to keep pace within the inflationary market for technology consulting personnel. Unforeseen organizational changes by a significant customer in the first quarter of fiscal year 1998 resulted in the cancellation of a significant contract and contributed substantially to poor utilization of resources in the first half of the fiscal year 1998. Also, margins decreased as the Company was not able to increase billing rates in relation to the increase in costs. This was due to the inability of the Company to effectively renegotiate contracts to higher rates at existing customers as a result of the restructuring, the related diversion of management resources due to the restructuring, and the Company's weakened financial condition and a lack of new services customers affiliated with software product sales.

     SALES AND MARKETING EXPENSE. Sales and marketing expense for fiscal year 1998 decreased 37% as compared to the previous year. The decrease is a direct result of the reduction of the Company's sales and marketing force as part of the Company's revision of its business plan to compensate for the decline in demand for its software products as previously discussed.

     RESEARCH AND PRODUCT DEVELOPMENT EXPENSE. Research and product development expense increased 3% for fiscal year 1998 compared to fiscal year 1997. The increase is primarily attributable to an approximate 15% increase in average personnel costs from fiscal year 1997 to fiscal year 1998, which was offset by a 10% reduction in personnel. During the first quarter of fiscal year 1998, the Company determined that a significant one-time overall increase in salaries was necessary to ensure the Company's competitiveness in the recruiting and retention of research and development personnel. As part of its revised business plan, the Company has organized the product development, maintenance, and product management groups into one technical operations group which is designed to bring efficiency to the development and maintenance processes and produce overall cost savings in the long term.

     GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense for fiscal year 1997 was significantly affected by a $3.8 million allowance for an account which was determined to be uncollectible. General and administrative expense, excluding the nonrecurring charge discussed above, decreased 8% from fiscal year 1997 to 1998. This decrease is attributable to a reduction in the personnel needed to support the Company as its revenues decreased during fiscal year 1998.

     RESTRUCTURING CHARGES. During the second quarter of fiscal year 1998, the Company began work on a revised business plan, necessitated by a decline in demand for the Company's software products. As a result of this effort, at the end of the second quarter of fiscal year 1998, the Company announced its plans to streamline its sales and marketing organizations, as well as reorganize its technical operations into one cohesive unit, providing improved product support and more focused development of new products. The general and administrative organization within the Company was also streamlined to support the newly-restructured operating divisions. The restructuring included a staff reduction of approximately 5% (31 employees), the abandonment of leased facilities in the US, Brazil, and Singapore, and the write-down to fair value of certain assets or accrual of costs related to products, distribution channels, and vendor-provided product support contracts which were being discontinued. The Company recorded a restructuring charge of $9 million during the second quarter of fiscal year 1998, which consisted of approximately $1.4 million in personnel-related charges, approximately $1.1 million of costs associated with carrying vacated space until the lease expiration date, approximately $2.7 million in write-down of assets, approximately $3.0 million for contractually obligated product support services, and approximately $.7 million in professional fees related to the restructuring.

     The Company completed its restructuring in the third quarter of fiscal year 1998 and recorded an additional charge of $4.2 million. An additional staff reduction of approximately 8% (37 employees) was made in the third quarter of fiscal year 1998. This restructuring charge consisted of approximately $1.1 million in personnel related-charges, approximately $2.0 million in the write-down of assets for discontinued distribution channels, and approximately $1.1 million in professional fees related to the restructuring.

     The Company's efforts to settle these restructuring liabilities resulted in a change in the Company's estimates in regard to the specific categories of expense, however, the amount of the overall charge has not changed. The revised estimate reflects a total restructuring charge of $2.5 million for personnel related charges, approximately $.5 million of premises related costs, approximately $4.7 million in write-down of assets, approximately $1.1 million for contractually obligated product support services, and approximately $4.4 million in professional fees and a related legal settlement. See Note 16. To date, the Company has paid approximately $4.4 million in cash related to the restructuring. The Company believes the accrued restructuring cost of $4.1 million at September 30, 1998 represents its remaining cash obligations.


     PROVISION FOR INCOME TAXES. The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Income taxes increased from an expense of $1.2 million for fiscal year 1997 to an expense of $20.2 million for fiscal year 1998. Due to a decline in the Company's software revenues, the Company determined during the fourth quarter of fiscal year 1998 that certain previously available tax planning strategies were no longer deemed to be prudent or feasible. This caused the Company to record a full valuation allowance equaling the entire deferred tax asset balances at September 30, 1998 and accordingly, resulted in an increase in income tax expense for the fiscal year ended September 30, 1998. Income taxes paid for fiscal year 1997 and 1998 are primarily for foreign income taxes and foreign withholding taxes.


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

     GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense for both fiscal years 1997 and 1996 was significantly impacted by adjustments for uncollectible accounts receivable. In fiscal year 1997, the Company recorded a $3.8 million allowance for an account which was determined to be uncollectible. In fiscal year 1996, the Company recorded allowances of $10.1 million for certain accounts receivable that were determined to be uncollectible and for the resolution of a customer dispute. General and administrative expense, excluding the nonrecurring charges discussed above, has remained constant as a percentage of total revenue at 11% for both fiscal years 1997 and 1996.

     RESTRUCTURING CHARGES. During the first quarter of fiscal year 1997, the Company recorded $.5 million of restructuring expenses related primarily to severance benefits and the consolidation of leased facilities during the first quarter of fiscal year 1997. As of September 30, 1997, the Company had paid all amounts accrued in fiscal years 1997 and 1996 for restructuring. The Company believes its has no remaining obligations related to the restructuring undertaken in fiscal years 1997 and 1996.

     PROVISION FOR INCOME TAXES.   Income taxes increased from a benefit of
($13.7) million for fiscal year 1996 to an expense of $1.2 million for fiscal year 1997. The effective tax rate decreased from 30% for fiscal year 1997 to (14.1%) for fiscal year 1997 primarily due to the effect of foreign taxes and because an income tax benefit was not recorded for the total net loss incurred in fiscal year 1997.

LIQUIDITY AND CAPITAL RESOURCES

     During fiscal year 1996, net cash used in operating and investing activities totaled $40.5 million. Net cash used in operating activities was unfavorably impacted by increases in operating expenses to support headcount growth and by an increase in the time of collection for the Company's accounts receivable during fiscal year 1996, due partially to extended payment terms granted to certain software customers. Additionally, the Company recorded allowances of $10.1 million for certain accounts receivable which were determined to be uncollectible and for the resolution of a customer dispute.
The Company financed the fiscal year 1996 net cash outflow with the remaining proceeds from its initial public offering, two credit facilities providing for combined borrowings up to $32.5 million based on the Company's eligible accounts receivable, and through the issuance of convertible preferred stock.

     During August 1996, the Company sold 2,094,143 shares of its Series A Convertible Preferred Stock (the "Series A Preferred Stock") to WCAS and certain WCAS affiliates, resulting in gross proceeds to the Company of $12.5 million. The net proceeds from the sale of the Series A Preferred Stock, which totaled $12.3 million, were used for general corporate purposes. The sale of the Series A Preferred Stock was made in a private transaction exempt from the registration requirements of the federal securities laws.

     Each share of the Series A Preferred Stock may be converted at any time at the option of the holder into shares of Common Stock at a conversion rate of one common share for each share of Preferred Stock, subject to adjustment upon the occurrence of certain events. The Series A Preferred Stock is not entitled to receive dividends in any fixed amount but will receive dividends on an as converted basis in the event that a dividend is paid on the Common Stock. The Series A Preferred Stock will rank senior in right of payment to the Common Stock. In the event of any liquidation, dissolution or winding up of the Company, holders of Preferred Stock will be entitled to receive a liquidation preference of $5.969 per share before payment is made or assets are distributed to holders of the Common Stock. In addition, the holders of Series A Preferred Stock are entitled to vote together with the holders of Common Stock on all matters to be voted on by the stockholders of the Company.

     During fiscal year 1997, net cash used in operating and investing activities was $5.2 million. The Company credits the reduction in cash outflow from fiscal year 1996 to improvements in the timeliness of collections and reductions in spending. The reorganization plan implemented during the latter half of fiscal year 1996 and the first quarter of fiscal year 1997 had a very favorable impact on operating expenses. The Company financed its net cash outflow in fiscal year 1997 through two credit facilities providing for combined borrowing up to $37.5 million for working capital purposes based on the Company's eligible accounts receivable, as defined in the loan agreements.

     During fiscal year 1998, net cash used in operating and investing activities was $24.3 million. The increase in cash used in operating and investing activities from fiscal year 1997 is primarily due to the decrease in software product revenues without a corresponding decrease in sales and marketing expenses, significantly lower services margins, $4.4 million in payments related to the restructuring charges, and an increase in interest on credit facilities. The estimate of the remaining cash obligations at September 30, 1998 related to restructuring charges is $4.1 million. As of September 30, 1998, the Company did not have any material commitments for capital expenditures.

     The Company financed its net cash outflow in fiscal year 1998 through credit facilities with commercial banks and through the issuance of convertible preferred stock. At September 30, 1998, the Company maintained two credit facilities (the "Revolving Facility" and the "Guaranteed Facility") which provide for combined borrowings of up to $42.5 million. The Revolving Facility allows for borrowings of up to $25 million, bears interest at the London Interbank Offered Rate ("LIBOR") plus 5.0% and is collateralized by the Company's accounts receivable, equipment and intangibles. The Guaranteed Facility allows for borrowings of up to $17 million and bears interest at the higher of LIBOR plus 1.25% or .5% plus the prime rate quoted by the Federal Reserve. Through December 31, 1998, the Guaranteed Facility was guaranteed by WCAS, pursuant to an agreement with the Company. Borrowings under the Revolving Facility must always exceed borrowings under the Guaranteed Facility. There are no other financial covenants for either credit facility. As of September 30, 1998, the Company had outstanding borrowings of $21.2 million under the Revolving Facility and $16.9 million under the Guaranteed Facility. The interest rates for the Revolving Facility and the Guaranteed Facility were 10.6% and 8.5% respectively, at September 30, 1998.

     Additionally, at September 30, 1998, the Company also had a line of credit of $.5 million available to enter foreign exchange contracts, which was also guaranteed by WCAS. At September 30, 1998 the aggregate notional amount of foreign exchange contracts outstanding was $6.3 million.

     On December 22, 1998, the Company's Revolving Facility was amended. The Revolving Facility now bears interest at the prime rate and terminates on December 31, 2001. The Revolving Facility is automatically renewed for successive additional terms of one year each, unless terminated by either party.

     During April 1998, the Company sold 1,762,115 shares of its Series B Convertible Preferred Stock (the "Series B Preferred Stock") to its primary shareholder WCAS and certain WCAS affiliates, resulting in gross proceeds to the Company of $5 million. The proceeds from the sale of the Series B Preferred Stock were used for general corporate purposes. The sale of the Series B Preferred Stock was made in a private transaction exempt from the registration requirements of the federal securities laws. Each share of Series B Preferred Stock may be converted at any time at the option of the holder into shares of common stock of the Company at a conversion rate of one common share for each share of Series B Preferred Stock, subject to adjustment upon the occurrence of certain events. The Series B Preferred Stock is not entitled to receive dividends in any fixed amount but will receive dividends on an as converted basis in the event that a dividend is paid on the Company's common stock. The Series B Preferred Stock will rank senior in right of payment to the Company's common stock. In the event of any liquidation, dissolution or winding up of the Company, holders of Series B Preferred Stock will be entitled to receive a liquidation preference of $2.8375 per share before payment is made or assets are distributed to holders of the Company's common stock. In addition, the holders of Series B Preferred Stock are entitled to vote together with the holders of common stock and the Series A Preferred Stock on all matters to be voted on by the stockholders of the Company. The Series B Preferred Stock ranks pari passu with the Series A Preferred Stock as to liquidation and dividend payments.

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

     As of December 31, 1998, (i) Level 8 acquired all of the outstanding Common Stock and Series A and Series B Convertible Preferred Stock from WCAS and its affiliates, (ii) Level 8 made the Company a $12 million subordinated loan to help pay down the Company's outstanding bank debt, (iii) WCAS contributed approximately $17 million to the Company which was used to reduce outstanding borrowings under the Guaranteed Facility to $0, (iv) the Guaranteed Facility and the line of credit available for foreign exchange contracts were terminated, and
(v) Level 8 agreed to guarantee any borrowings under the Revolving Facility exceeding $20 million through December 31, 1999.

     Although the Company's results of operations for fiscal year 1998 fell below expectations for the reasons described in "-Results of Operations" above, management has implemented changes in its business plan in an effort to improve the Company's long-term prospects for profitability. In view of the relatively long lead time necessary to realize profits as a result of these activities, however, management does not expect a material short-term improvement in the Company's results of operations as a result of these activities alone. Rather, as discussed above, the Company's short-term results of operations are more likely to be affected by the timing of its recognition of software revenue generated through its existing distribution channels. Because sales of the Company's products typically involve a substantial commitment of its potential customers' time and resources, the Company's ability to predict with certainty whether the Company will ultimately perform in accordance with its operating plan is often limited. Accordingly, management is unable to predict with certainty whether the Company will ultimately perform in accordance with its operating plan.

     Without giving effect to the Level 8 transaction and the $29 million of funding provided to the Company in connection therewith, the Company's existing cash on hand as of September 30, 1998, cash provided by future operations, borrowing capacity under its existing lines of credit and its other available sources of liquidity may not have been sufficient to finance its future operations and expected working capital and capital expenditure requirements. In view of the Company's liquidity needs and the unlikelihood that other sources of financing could be obtained given the Company's recent financial performance, the Company and WCAS explored a number of strategic alternatives, which culminated in the pending Level 8 transaction. As of the date hereof after giving effect to the $29 million of funding provided by WCAS and Level 8 which was used to pay down debt, the Company believes that existing cash on hand, cash provided by future operations, together with additional borrowing under its lines of credit will be sufficient to finance its operations and expected working capital and capital expenditure requirements for the near term, so long as the Company performs according to its revised operating plan. However, in the event the merger of the Company and Level 8 is not completed, the Company may need to seek additional financing from Level 8 or other sources, Level 8 has confirmed that it intends to fund the Company's operations through January 15, 2000, if necessary.


RECENT ACCOUNTING PRONOUNCEMENTS

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

     In June, 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income. SFAS No. 130 is required to be adopted for fiscal years beginning after December 15, 1997. Upon the effective date of the new statement, the Company will make the necessary changes to comply with the provisions of the statement and restate all prior periods presented. The Company does not expect the adoption of the statement to have a material impact on the Company's financial condition or results of operations.

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


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
--------------------------------------------------------------------

     The Company is exposed to a variety of risks, including foreign currency fluctuation. In the normal course of business, the Company employs established policies and procedures to manage its exposure to fluctuations in foreign currency values.

     The Company has entered into forward exchange contracts primarily to hedge receivables and payables denominated in foreign currencies against fluctuations in exchange rates. The Company has not entered into forward foreign exchange contracts for speculative or trading purposes. The Company's accounting policies for these contracts are based on the Company's designation of the contracts as hedging transactions. The criteria the Company uses for designating a contract as a hedge include the contract's effectiveness in risk reduction and one-to-one matching of derivative instruments to underlying transactions. Gains and losses on forward foreign exchange contracts are recognized in income in the same period as gains and losses on the underlying transactions. If an underlying hedged transaction is terminated earlier than initially anticipated, the offsetting gain or loss on the related forward exchange contract would be recognized in income in the same period. In addition, since the Company enters into forward contracts only as a hedge, any change in currency rates would not result in any material net gain or loss, as any gain or loss on the underlying foreign currency denominated balance would be offset by the gain or loss on the forward contract. The Company operates in certain countries in Latin America, where there are limited forward currency exchange markets and thus the Company has unhedged transaction exposures in these currencies. Information regarding the Company's foreign currency forward exchange contracts is set forth in Note 11 of Item 14(a)(1) of this Form 10-K and is incorporated herein by reference.


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


ITEM 9.  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
----------------------------------------------------------------------------

     None.

                                    PART III
                                    --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
------------------------------------------------------------

     The information required by this item is incorporated by reference to information to be included under the captions "Election of Directors," "Executive Officers" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders.


ITEM 11.  EXECUTIVE COMPENSATION.
--------------------------------

     The information required by this item is incorporated by reference to information to be included under the captions "Election of Directors - Director Compensation" and "- Compensation Committee Interlocks and Insider Participation," "Executive Compensation," "Compensation Committee Report on Executive Compensation" and "Stock Performance Graph" in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
------------------------------------------------------------------------

     The information required by this item is incorporated by reference to information to be included under the caption "Beneficial Ownership of Common Stock" in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------------------------------------------------------

     The information required by this item is incorporated by reference to information to be included under the caption "Election of Directors - Compensation Committee Interlocks and Insider Participation" in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders.

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

               Report of Independent Accountants

               Consolidated Balance Sheets as of September 30, 1998 and 1997

               Consolidated Statements of Operations for each of the three years in the period ended September 30, 1998

               Consolidated Statements of Changes in Stockholders' Equity (Capital Deficiency) for each of the three years in the period ended September 30, 1998

               Consolidated Statements of Cash Flows for each of the three years in the period ended September 30, 1998

               Notes to Consolidated Financial Statements

          2.   Financial Statement Schedules:

               All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

          3.   (a)  Exhibits:

                    The following exhibits are filed as part of this Report. Parenthetical references indicate incorporation by reference to documents previously filed by the Company with the Securities and Exchange Commission (Commission File
                    No. 0-26194).

              2.1 Agreement dated November 23, 1998 among Level 8 Systems, Inc. and the WCAS Parties named therein relating to the acquisition of Capital stock of the Company by Level 8 (filed herewith)

              3.1 Certificate of Incorporation (Exhibit 3.1 to the Company's Registration Statement on Form S-1, No. 33-92050), as amended to include the Certificates of Designation of the Series A and Series B Convertible Preferred Stock (included in Exhibits 4.4 and 4.6)

              3.2 Amended and Restated By-Laws of the Company (Exhibit 3.2 to the Company's Registration Statement on Form S-1, No. 33-92050)

              4.1 Specimen Common Stock certificate (Exhibit 4.1 to the Company's Registration Statement on Form S-1, No. 33-92050)

              4.2 See Exhibits 3.1, 3.2, 4.4 and 4.6 for the provisions of the Company's Certificate of Incorporation and Bylaws governing the rights of holders of securities of the Company

              4.3 Specimen Preferred Stock Certificate (Exhibit 4.3 to the Quarterly Report on Form 10-Q for the period ended June 30, 1996, No. 0-26194)

              4.4 Certificate of Designation of Series A Convertible Preferred Stock of the Company (Exhibit 4.4 to the Quarterly Report on Form 10-Q for the period ended June 30, 1996, No. 0-26194)

              4.5 Specimen Preferred Stock certificate of Series B Convertible Preferred Stock (Exhibit 4.5 to the Quarterly Report on Form 10-Q for the period ended March 31, 1998, No. 0-26194)

              4.6 Certificate of Designation of Series B Convertible Preferred Stock of the Company (Exhibit 4.6 to the Quarterly Report on Form 10-Q for the period ended March 31, 1998, No. 0-26194)

             10.6 Form of Employee's Non-Competition, Confidentiality and Invention Assignment Agreement (Exhibit 10.6 to the Company's Registration Statement on Form S-1, No. 33-92050)

             10.7 Form of Consultant's Non-Competition, Confidentiality and Invention Assignment (Exhibit 10.7 to the Company's Registration Statement on Form S-1, No. 33-92050)

            10.22 Lease Agreement, dated December 25, 1992, between the Company and Capital & Counties (London, England) (Exhibit
                    10.22 to the Company's Registration Statement on Form S-1, No. 33-92050)

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

            10.39 Credit Agreement and related Promissory Note between Seer Technologies, Inc. and NationsBank, N.A. and related Guaranty between the Company and WCAS, all dated July 15, 1996 (Exhibit 10.39 to the Quarterly Report on Form 10-Q for the period ended June 30, 1996, No. 0-26194, as amended by the First Amendment thereto dated March 27, 1997 (Exhibit 10.48) and the Second Amendment thereto dated April 27, 1998 (Exhibit 10.54)

            10.41 Preferred Stock Purchase Agreement dated August 8, 1996, among the Company, WCAS and certain WCAS affiliates named therein (Exhibit 10.41 to the Quarterly Report on Form 10-Q for the period ended June 30, 1996, No. 0-26194)

            10.42 Stock Agreement dated August 8, 1996, between the Company and WCAS (Exhibit 10.42 to the Quarterly Report on Form 10-Q for the period ended June 30, 1996, No. 0-26194)

           10.45* Employment Agreement, dated September 23, 1996, between the Company and Steven Dmiszewicki (Exhibit 10.45 to Annual Report on Form 10-K for the year ended September 30, 1996, No. 0-26194)

            10.46 Credit Agreement between Seer Technologies, Inc. and Greyrock Business Credit, dated March 26, 1997 (Exhibit
                    10.46 to the Quarterly Report on Form 10-Q for the period ended March 31, 1997, No. 0-26194), as amended by the Amendment thereto dated May 5, 1998 (Exhibit 10.53)

            10.47 Lease Amendment for the Company's Cary Office, dated March 31, 1997, between Seer Technologies, Inc. and Regency Park Corporation (Cary, NC) (Exhibit 10.47 to the Quarterly Report on Form 10-Q for the period ended March 31, 1997, No. 0-26194), as amended by Addendum #1 thereto added July 6, 1998 (Exhibit 10.58)

            10.48 First Amendment to Credit Agreement dated March 27, 1997 between Seer Technologies, Inc. and NationsBank, N.A.(Exhibit 10.48 to the Quarterly Report on Form 10-Q for the period ended March 31, 1997, No. 0-26194; Original agreement is exhibit 10.39 to the Quarterly Report on Form 10-Q for the period ended June 30, 1996, No. 0-26194)

           10.52* Seer Technologies, Inc. Employee Stock Purchase Plan (U.S.) (Appendix A to the Company's Proxy Statement filed under cover of Schedule 14A, No. 0-26194)

            10.53 Amendment to Credit Agreement between Seer Technologies, Inc and Greyrock Business Credit, dated May 5, 1998 (Exhibit
                    10.53 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1998, No. 0-26194; Original Agreement is Exhibit 10.46 to the Quarterly Report on Form 10-Q for the period ended March 31, 1997, No. 0-26194)

            10.54 Second Amendment to the Credit Agreement between Seer Technologies, Inc. and NationsBank, N.A., dated April 27, 1998 (Exhibit 10.54 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1998, No. 0-26194; Original Agreement is Exhibit 10.39 to the Quarterly Report on Form 10-Q for the period ended June 30, 1996, No. 0-26194)

            10.55 Agreement between Seer Technologies, Inc. and WCAS, dated April 27, 1998 (Exhibit 10.55 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1998, No. 0-26194)

            10.56 Consent of Series A Convertible Preferred Stock Holders, dated April 27, 1998 (Exhibit 10.56 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1998, No. 0-26194)

            10.57 Preferred Stock Purchase Agreement among Seer Technologies, Inc., WCAS, and certain WCAS affiliates named therein, dated April 27, 1998 (Exhibit 10.57 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1998, No. 0-26194)

            10.58 Addendum #1 to the Lease Agreement between Seer Technologies, Inc. and Regency Park Corporation (Cary, NC), dated July 6, 1998 (Exhibit 10.58 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1998, No. 0-26194; Original agreement is Exhibit 10.47 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1997, No. 0-26194)

            10.59 Maintenance Agreement between Seer Technologies, Inc. and IBM Ireland Information Services Limited, dated September 8, 1998 (filed herewith)

            10.60 Amendment dated December 31, 1998 between Greyrock Capital, a division of NationsCredit Corporation (formerly Greyrock Business Credit) and the Company to the Loan and Security Agreement between Greyrock Business Credit and the Company dated March 26, 1997, as amended (filed herewith)

             21.1   Subsidiaries (filed herewith)

             23.1   Consent of PricewaterhouseCoopers  LLP (filed herewith)

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


                                    SEER TECHNOLOGIES, INC.



                                    By: /s/ Steven Dmiszewicki
                                        ----------------------

                                      Steven Dmiszewicki
                                      Co-President and Chief Financial Officer


                                    Date:  January 6, 1999
                                           ------------------------


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Date:  January 6, 1999              /s/ Robert A. Minicucci
       ----------------              -----------------------------------------
                                     Robert A. Minicucci
                                     Chairman of the Board


Date:  January 6, 1999              /s/ Steven Dmiszewicki
       ----------------              -----------------------------------------
                                     Steven Dmiszewicki
                                     Co-President and Chief Financial Officer


Date:  January 6, 1999              /s/ Bruce K. Anderson
       ----------------              -----------------------------------------
                                     Bruce K. Anderson
                                     Director


Date:  January 6, 1999              /s/ Frank T. Cary
       ----------------              -----------------------------------------
                                     Frank T. Cary
                                     Director


Date:  January 6, 1999              /s/ Anthony J. deNicola
       ----------------              -----------------------------------------
                                     Anthony J. deNicola
                                     Director


Date:  January 6, 1999              /s/ George L. McTavish
       ----------------              -----------------------------------------
                                     George L. McTavish
                                     Director


Date:  January 6, 1999              /s/ Thomas A. Wilson
       ----------------              -----------------------------------------
                                     Thomas A. Wilson
                                     Director

                            SEER TECHNOLOGIES, INC.


                         INDEX TO FINANCIAL STATEMENTS
                         -----------------------------



                                                                                     Page No.
                                                                                     --------

Report of Independent Accountants.................................................        F-2

FINANCIAL STATEMENTS

Consolidated Balance Sheets.......................................................        F-3
Consolidated Statements of Operations.............................................        F-4
Consolidated Statements of Changes in Stockholders' Equity (Capital Deficiency)...        F-5
Consolidated Statements of Cash Flows.............................................        F-6
Notes to Consolidated Financial Statements........................................        F-7


                       REPORT OF INDEPENDENT ACCOUNTANTS


                               _________________

To the Stockholders of Seer
Technologies, Inc.

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income and retained earnings and of cash flows present fairly, in all material respects, the financial position of Seer Technologies, Inc. and its subsidiaries at September 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide reasonable basis for the opinion expressed above.

     As discussed in Note 18, Level 8 Systems, Inc. has acquired a controlling interest in the Company.


                                    /s/ PricewaterhouseCoopers LLP


Washington, D.C.
December 31, 1998

                            SEER TECHNOLOGIES, INC.
                          CONSOLIDATED BALANCE SHEETS
              (in thousands, except share and per share amounts)

                                                                                September 30,  September 30,
                                                                                    1998         1997
                                                                                 ---------     --------
ASSETS
     Cash and cash equivalents                                                  $   1,040      $ 4,268
     Trade accounts receivable, less allowance for doubtful accounts               17,285       31,383
     Prepaid expenses and other current assets                                      1,476        1,947
     Deferred income taxes                                                              -        1,152
                                                                                ---------      -------
            Total current assets                                                   19,801       38,750

     Trade accounts receivable, net                                                     -        2,041
     Property and equipment, net                                                    1,867        4,528
     Capitalized software costs, net                                                1,140        3,206
     Deferred income taxes, net of valuation allowance                                  -       17,599
     Other assets                                                                     387          411
                                                                                ---------      -------
            Total assets                                                        $  23,195      $66,535
                                                                                =========      =======

LIABILITIES AND STOCKHOLDERS' EQUITY

     Notes payable, due on demand                                               $  38,148     $ 22,052
     Accounts payable                                                               2,897        4,279
     Accrued expenses:
         Compensation                                                                 744        1,964
         Commissions                                                                1,156        1,536
         Restructuring                                                              4,064            -
         Other                                                                      3,459        5,241
     Deferred revenue                                                               7,355        7,813
     Income taxes payable                                                           1,644        1,826
                                                                                ---------     --------
                                                                                   59,467       44,711

     Deferred revenue                                                                 253          981

     Commitments and contingencies (Notes 15 and 16)

     Stockholders' equity (deficiency):
       Convertible preferred stock, $0.01 par value, 10,000,000 shares authorized in 1998 and 1997, respectively:
         Series A - 2,094,143 shares issued and outstanding at September 30,
         1998 and 1997, respectively; $5.969 per share liquidation preference
         (aggregate liquidation value of $12,500,000)                                  21           21
         Series B - 1,732,115 shares issued and outstanding at September 30,
         1998; $2.874 per share liquidation preference (aggregate liquidation
         value of $5,000,000)                                                          18            -
       Common stock $0.01 par value, 30,000,000 shares authorized in 1998 and 1997, respectively; 11,980,216 and 11,865,167 shares
         issued and outstanding at September 30, 1998 and 1997, respectively.         120          119
       Additional paid-in-capital - preferred                                      17,232       12,281
       Additional paid-in-capital - common                                         58,791       58,486
       Cumulative translation adjustments                                            (847)        (644)
       Accumulated deficit                                                       (111,860)     (49,420)
                                                                                ---------     --------
             Total stockholder's equity (deficiency)                              (36,525)      20,843
                                                                                ---------     --------
             Total liabilities and stockholders' equity                         $  23,195     $ 66,535
                                                                                =========     ========

The accompanying notes are an integral part of the consolidated financial statements.

                            SEER TECHNOLOGIES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except per share amounts)

                                                                                    For the Years Ended
                                                                                        September 30,
                                                                      1998                   1997             1996
                                                                    --------               -------          --------
 Operating revenue:
       Software products                                             $ 6,986              $ 34,244          $ 28,795
       Maintenance                                                    13,557                14,598            13,182
       Services                                                       43,421                54,311            49,680
                                                                    --------               -------          --------
             Total operating revenue                                  63,964               103,153            91,657

Cost of revenue:
       Software products                                               1,786                 1,545             1,562
       Maintenance                                                     6,480                 8,436             9,157
       Services                                                       39,512                41,860            42,401
                                                                    --------               -------          --------
             Total cost of revenue                                    47,778                51,841            53,120

Gross profit                                                          16,186                51,312            38,537

Operating expenses:
       Sales and marketing                                            19,312                30,693            43,982
       Research and product development                               12,894                12,485            16,789
       General and administrative                                      9,999                14,705            19,878
       Restructuring charges                                          13,200                   500             3,000
                                                                    --------               -------          --------
             Total operating expenses                                 55,405                58,383            83,649
                                                                    --------               -------          --------
Loss from operations                                                 (39,219)               (7,071)          (45,112)

Other income (expense):
       Interest income                                                   477                   514               648
       Interest expense                                               (3,488)               (2,181)             (802)
                                                                    --------               -------          --------
             Other income (expense), net                              (3,011)               (1,667)             (154)
                                                                    --------               -------          --------
Loss before provision for income taxes                               (42,230)               (8,738)          (45,266)

Income tax provision (benefit)                                        20,210                 1,228           (13,684)
                                                                    --------               -------          --------
Net loss                                                            $(62,440)              $(9,966)         $(31,582)
                                                                    ========               =======          ========

Loss per share - basic and diluted                                  $  (5.23)              $ (0.85)         $  (2.76)
                                                                    ========               =======          ========

Weighted average common shares outstanding - basic and diluted        11,941                11,707            11,445
                                                                    ========               =======          ========

   The accompanying notes are an integral part of the consolidated financial statements.

                           SEER TECHNOLOGIES , INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)
                     (in thousands, except share amounts)

                                                  Series A                Series B                                     Additional
                                              Preferred Stock         Preferred Stock          Common Stock         Paid-in Capital
                                              Shares     Amount      Shares      Amount      Shares      Amount         Preferred
                                            ----------  --------   ----------   --------   -----------  ---------    ---------------
Balance at September 30, 1995                     -     $      -            -   $      -    11,351,948   $    114     $            -

Issuance of convertible preferred shares     2,094,143        21                                                              12,281
Issuance of common shares                                                                      260,159          2
Cumulative translation adjustment
Net loss
                                             ---------  --------   ----------   ---------  -----------   --------     --------------

Balance at September 30, 1996                2,094,143        21            -           -   11,612,107        116             12,281

Issuance of stock                                                                              263,060          3
Repurchase of common shares                                                                    (10,000)
Cumulative translation adjustment
Net loss
                                             ---------  --------   ----------   ---------  -----------   --------     --------------

Balance at September 30, 1997                2,094,143        21            -           -   11,865,167        119             12,281

Issuance of convertible preferred shares                            1,762,115          18      115,049                         4,951
Issuance of common shares                                                                                       1
Cumulative translation adjustment
Net loss
                                             ---------  --------   ----------   ---------  -----------   --------     --------------

Balance at September 30, 1998                2,094,143  $     21    1,762,115   $      18   11,980,216   $    120     $       17,232

                                             =========  ========   ==========   =========  ===========   ========     ==============

                                                                                                               Total
                                                                                                            Stockholders'
                                                Additional         Cumulative                                 Equity/
                                             Paid-in Capital      Translation          Accumulated           (Capital
                                                 Common            Adjustment           Deficit             Deficiency)
                                             ---------------      ------------         -----------         --------------
Balance at September 30, 1995                 $     56,541          $   (395)           $ (7,822)            $  48,438

Issuance of convertible preferred shares                                                                        12,302
Issuance of common shares                            1,003                                                       1,005
Cumulative translation adjustment                                       (110)                                     (110)
Net loss                                                                                 (31,582)              (31,582)
                                                   -------           -------           ---------              --------
Balance at September 30, 1996                       57,544              (505)            (39,404)               30,053

Issuance of stock                                      992                                                         995
Repurchase of common shares                            (50)                                  (50)                 (100)
Cumulative translation adjustment                                       (139)                                     (139)
Net loss                                                                                  (9,966)               (9,966)
                                                   -------           -------           ---------              --------
Balance at September 30, 1997                       58,486              (644)            (49,420)               20,843

Issuance of convertible preferred shares                                                                         4,969
Issuance of common shares                              305                                                         306
Cumulative translation adjustment                                       (203)                                     (203)
Net loss                                                                                 (62,440)              (62,440)
                                                   -------           -------           ---------              --------
Balance at September 30, 1998                      $58,791           $  (847)          $(111,860)             $(36,525)
                                                   =======           =======           =========              ========

The accompanying notes are an integral part of the consolidated financial statements.

                            SEER TECHNOLOGIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                                 For the Years Ended
                                                                                    September 30,
                                                                            1998            1997            1996
                                                                          ---------       ---------       ---------
Cash flows from operating activities:
       Net loss                                                           $(62,440)       $ (9,966)       $(31,582)
       Adjustments to reconcile net loss to net cash used in
                    operating activities:
                    Depreciation and amortization                            3,716           4,328           4,408
                    Deferred income taxes                                   18,751          (1,159)        (16,577)
                    Provision for uncollectible accounts                     1,027           4,338          10,158
                    Write -down of assets                                    4,792               -               -
                    Non-cash cost of credit guaranty                            98             336              67
                    Non-cash compensation cost                                   -              86               -
                    Changes in assets and liabilities:
                       Trade accounts receivable                            11,929           8,863          (9,043)
                       Prepaid expenses and other assets                       340           1,882              28
                       Accounts payable, accrued expenses,
                        and income taxes payable                              (882)         (7,899)          2,444
                       Deferred revenue                                     (1,186)         (2,721)          3,922
                                                                           -------        --------        --------
                       Net cash used in operating activities               (23,855)         (1,912)        (36,175)

Cash flows from investing activities:
       Purchases of property and equipment                                    (358)         (1,031)         (2,768)
       Capitalization of software development costs                           (128)         (1,373)         (1,600)
                                                                          --------        --------    ------------
                       Net cash used in investing activities                  (486)         (2,404)         (4,368)

Cash flows from financing activities:
       Issuance of common shares                                               208             797             602
       Repurchase of common shares                                               -            (100)              -
       Issuance of preferred shares                                          5,000               -          12,500
       Preferred stock issuance costs                                          (31)              -            (198)
       Debt issuance costs                                                       -            (280)              -
       Net borrowings under lines of credit                                 15,956           7,813          14,379
                                                                          --------        --------    ------------
                       Net cash provided by financing activities            21,133           8,230          27,283

Effect of exchange rate changes on cash                                        (20)            (23)            (13)
                                                                          --------        --------    ------------

Net increase (decrease) in cash and cash equivalents                        (3,228)          3,891         (13,273)

Cash and cash equivalents:
       Beginning of period                                                   4,268             377          13,650
                                                                          --------        --------    ------------
       End of period                                                      $  1,040        $  4,268        $    377
                                                                          ========        ========    ============
Supplemental disclosures of cash flow information:
       Cash paid during the period for:
                    Income Taxes                                          $  1,326        $  2,400        $  1,596
                                                                          ========        ========    ============
                    Interest                                              $  3,006        $  2,040        $    846
                                                                          ========        ========    ============

During fiscal years 1998 and 1996, the Company issued 30,000 and 75,000 shares of its common stock, respectively, to Welsh, Carson, Anderson, & Stowe IV ("WCAS") in exchange for WCAS's guaranty of one of the Company's lines of
credit.  See Note 5.   The Company recorded expense of $98 and $403 related to
these transactions based on the fair market value of the stock on the date of issuance.

   The accompanying notes are an integral part of the consolidated financial statements.

                            SEER TECHNOLOGIES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

            (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



NOTE 1.   SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES


Operations


Seer Technologies, Inc. ("Seer" or the "Company") is one of the software industry's earliest pioneers and a long-time leader in component-based software application development. Seer helps Global 5000 companies leverage information technology as a competitive weapon by enabling the deployment and on going renewal of large-scale, business-critical systems. Seer provides solutions for the business problems of delivering application functionality, extending the return on information technology investment and managing enterprise application life cycles in complex development environments through a combination of consulting services, best practices methodologies, application assets and enabling technologies.


Principles of Consolidation


The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All significant intercompany accounts and transactions are eliminated in consolidation.


Foreign Currency Translation


The assets and liabilities of foreign subsidiaries are translated to U.S. dollars at the current exchange rate as of the balance sheet date. The resulting translation adjustment is recorded as a separate component of stockholders' equity. Statements of operations items are translated at average rates of exchange during each reporting period. Transaction gains and losses are included in current operations. Realized and unrealized net losses (gains) for transactions denominated in foreign currencies were $10, $136, and $556, respectively, for the fiscal years ended September 30, 1998, 1997, and 1996.


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


All capitalized software costs are amortized over related sales on a product-by-product basis at the greater of the amount computed using (a) the ratio of current gross revenues for a product to the total of current and anticipated future gross revenues or (b) the straight-line method over the remaining estimated economic life of the product. Generally, an original estimated economic life of three years is assigned to capitalized software costs, once the product is available for general release to customers. Costs incurred prior to the establishment of technological feasibility is charged to research and development expense. Each quarter, the Company evaluates the value of its capitalized software costs based on the estimated discounted future cash flows.


Research and Product Development


Research and product development costs are expensed as incurred.


Forward Exchange Contracts


The Company conducts its business in various foreign currencies. As a result, it is subject to the transaction exposures that arise from foreign exchange rate movements between the dates that foreign currency transactions are recorded and the date they are consummated. The Company enters into foreign exchange forward contracts to hedge the effect of fluctuating foreign currencies on its results of operations (see Note 11). Gains and losses associated with exchange rate fluctuations on forward contracts are recorded currently as income or loss as they offset corresponding gains and losses on the foreign currency denominated assets or liabilities being hedged. The gains and losses are computed by multiplying the foreign currency amounts of the forward contracts by the difference between the quoted market spot rate at the balance sheet date and the spot rate at the date of inception of the forward contracts. The costs of the forward contracts are recorded as expense over the lives of the contracts. Cash flows related to forward exchange contracts are classified in the Consolidated Statement of Cash Flows in the same categories as the hedged assets or liabilities.


Income Taxes


The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes" to account for income taxes. This statement requires an asset and liability approach that recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, all expected future events other than enactments of changes in the tax law or rates are generally considered.

Earnings/(Loss) Per Share


During fiscal year 1998, the Company adopted the provisions of SFAS No. 128, "Earnings per Share", which specifies the computation, presentation, and disclosure requirements for earnings per share. All prior period earnings per share data has been restated, as applicable, to conform with the provisions of the statement.

Basic earnings (loss) per share is computed based upon the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed based upon the weighted average number of common shares outstanding and any potentially dilutive securities. Basic earnings (loss) per share equals diluted earnings (loss) per share for all periods presented since the inclusion of potentially dilutive securities would be anti-dilutive to the diluted earnings (loss) per share calculations. Potentially dilutive securities outstanding during fiscal years 1996, 1997 and 1998 include stock options, nonvested stock, and Series A convertible preferred stock. Series B convertible preferred stock were also potentially dilutive securities outstanding since the third quarter of fiscal year 1998.


Stock-Based Compensation


The Company has adopted the disclosure provisions of SFAS 123 and has applied Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its stock-based compensation plans. Accordingly, no compensation cost has been recognized in the Consolidated Statement of Operations for its stock option plans. See Note 7.


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


Reclassifications


Certain prior year amounts in the accompanying financial statements have been reclassified to conform to the 1998 presentation. Such reclassifications had no effect on previously reported net income or stockholders' equity.

NOTE 2.   PROPERTY AND EQUIPMENT


Property and equipment consists of the following at September 30:


                                                     1998              1997
                                                   ---------         ---------
Computer equipment                                  $ 3,532           $ 12,961
Leasehold improvements                                1,675              2,122
Office equipment                                      1,194              1,286
Furniture and fixtures                                1,884              2,354
                                                    -------           --------
                                                      8,285             18,723

Less accumulated depreciation and amortization       (6,418)           (14,195)
                                                    -------           --------
                                                    $ 1,867           $  4,528
                                                    =======           ========

Depreciation and amortization expense was $2,027, $2,962, and $3,137 for the fiscal years ended September 30, 1998, 1997, and 1996, respectively.

During the second quarter of fiscal year 1998, property and equipment was written down for obsolescence and retirement of assets based on the Company's revised business plan. The write down totaled $901 and is included in restructuring charges in the Consolidated Statement of Operations. See Note 12.


NOTE 3.   CAPITALIZED SOFTWARE COSTS

For the fiscal years ended September 30, 1998, 1997 and 1996, the Company capitalized $128, $1,372, and $1,600, respectively, of internal costs related to developing software for sale. During the fiscal years ended September 30, 1998, 1997 and 1996, the Company recognized $1,544, $1,223, and $968, respectively, of expense related to the amortization of these costs, which is recorded in cost of revenue, software products, in the Consolidated Statements of Operations.
During the second quarter of fiscal year 1998, capitalized software cost was written down to its fair value based on the Company's revised business plan.
The write down totaled $650 and is included in the restructuring charges in the Consolidated Statement of Operations. Accumulated amortization of capitalized software costs is $4,096 and $2,814 at September 30, 1998 and 1997, respectively.

NOTE 4.   ACCOUNTS RECEIVABLE

Trade accounts receivable consists of the following at September 30:

                                                                                  1998              1997
                                                                                ---------         ---------
Current trade accounts receivable                                                $19,585           $33,355
Less:  Allowance for doubtful accounts                                            (2,124)           (1,360)
           Unamortized discount                                                     (176)             (612)
                                                                                 -------           -------
                                                                                 $17,285           $31,383
                                                                                 =======           =======
Noncurrent trade accounts receivable                                             $     -           $ 2,414
Less:  Unamortized discount                                                            -              (373)
                                                                                 -------           -------
                                                                                 $     -           $ 2,041
                                                                                 =======           =======

Approximately $4,118 and $8,942 of current trade receivables were unbilled at September 30, 1998 and 1997, respectively. All noncurrent receivables were unbilled at September 30, 1997. Discounts on receivables with payment terms in excess of one year were calculated based on an imputed interest rate of 12% for the fiscal year ended September 30, 1997. There were no receivables with payment terms in excess of one year recorded during the fiscal year ended September 30, 1998.

The provision for uncollectible amounts was $1,027, $4,338 and $10,158 for the years ended September 30, 1998, 1997, and 1996, respectively. During the second and third quarters of fiscal year 1998, accounts receivable was written down due to a deterioration in specific client relationships as a result of the Company's revised business plan. The write down totaled $3,000 and is included in restructuring charges in the Consolidated Statement of Operations. Write-offs of accounts receivable were $3,263, $12,329, and $1,457 for the years ended September 30, 1998, 1997, and 1996, respectively.


NOTE 5.   CREDIT FACILITIES

At September 30, 1998, the Company maintained two credit facilities (the "Revolving Facility" and the "Guaranteed Facility") which provided for combined borrowings of up to $42 million for working capital purposes based on the Company's eligible accounts receivable, as defined in the loan agreements. The Revolving Facility allows for borrowings of up to $25 million, bears interest at the London Interbank Offered Rate ("LIBOR") plus 5.0% and is collateralized by the Company's accounts receivable, equipment and intangibles. The Guaranteed Facility allows for borrowings of up to $17 million and bears interest at the higher of LIBOR plus 1.25% or .5% plus the prime rate quoted by the Federal Reserve. Until December 31, 1998, the Guaranteed Facility was guaranteed by the Company's principal stockholder, Welsh, Carson, Anderson, & Stowe VI, L.P. ("WCAS"), pursuant to an agreement with the Company. Borrowings under the Revolving Facility must always exceed borrowings under the Guaranteed Facility. There are no other financial covenants for either credit facility. As of September 30, 1998, the Company had outstanding borrowings of $21,223 under the Revolving Facility and $16,925 under the Guaranteed Facility. The interest rates for the Revolving Facility and the Guaranteed Facility were 10.6% and 8.5%, respectively, at September 30, 1998.

During fiscal year 1997, the Company incurred approximately $280 in connection with the renegotiation of its revolving credit facility. The loan costs were amortized over the initial term of the facility and were fully amortized at September 30, 1998. The unamortized loan costs of $140 at September 30, 1997 are included in the Consolidated Balance Sheet as a deduction from notes payable.

In exchange for WCAS' guarantee of its credit facility, the Company issued 30,000 and 75,000 shares of its common stock to WCAS in fiscal years 1998 and 1996, respectively. The Company recorded expense of $98 and $403 related to these transactions based on the fair market value of the stock on the date of issuance.

Additionally, at September 30, 1998, the Company had a line of credit of $500 available to enter foreign exchange contracts which was also guaranteed by WCAS. At September 30, 1998 the aggregate notional amount of foreign exchange contracts outstanding was $6,308.

Subsequent to September 30, 1998, the Company and its lender completed several amendments to the Revolving Facility and the Guaranteed Facility and foreign exchange line of credit were terminated. See Note 18.


NOTE 6.   CONVERTIBLE PREFERRED STOCK

During April, 1998, the Company completed its agreement to sell 1,762,115 shares of its Series B Convertible Preferred Stock (the "Preferred Stock") to WCAS and certain WCAS affiliates, resulting in gross proceeds to the Company of $5 million.

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

Each share of Preferred Stock may be converted at any time at the option of the holder into shares of Common Stock at a conversion rate of one common share for each share of Preferred Stock, subject to adjustment upon the occurrence of certain events. The Preferred Stock is not entitled to receive dividends in any fixed amount but will receive dividends on an as converted basis in the event that a dividend is paid on the Common Stock. The Preferred Stock will rank senior in right of payment to the Common Stock. In the event of any liquidation, dissolution or winding up of the Company, holders of Series A and Series B Preferred Stock will be entitled to receive a liquidation preference of $5.969 and $2.8375 per share, respectively, before payment is made or assets are distributed to holders of the Common Stock. In addition, the holders of Preferred Stock are entitled to vote together with the holders of Common Stock on all matters to be voted on by the stockholders of the Company.

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


NOTE 7.   STOCK-BASED COMPENSATION PLANS

The Company has a Stock Option and Restricted Stock Purchase Plan pursuant to which certain employees and officers of the Company have been or will be granted nonvested stock or stock options to acquire up to a maximum of 2,900,000 shares of the Company's common stock. Option exercise prices are no less than 100% of the fair market value at the date of grant, and vested options may be exercised for a period of up to ten years from the date of grant. During the fiscal year ended September 30, 1996, the Company exchanged all options with exercise prices of $7.50 or more per share for options with an exercise price of $6.38 per share, which was the fair market value of the Company's common stock on the date of exchange. During the fiscal year ended September 30, 1998, the Company exchanged all options held by employees with exercise prices of $4.75 or more per share for options with an exercise price of $4.59. Effective October 1, 1996, the vesting provisions of the plan were amended so that the nonvested stock and stock options issued after that date vest over a specified period of time as determined by the Company's compensation committee when the options are granted. Vesting provisions for options issued prior to October 1, 1996 were amended so that any options existing at October 1, 1996 vested over a four year period.

The Company also has a Stock Option Plan for Non-Employee Directors, pursuant to which non-employee directors can be granted options to acquire up to 200,000 shares of the Company's common stock, with a maximum of 10,000 options available per non-employee director. The options vest in one-third increments on each of the first through third anniversaries of the grant date.

Activity for stock options issued under these plans for the fiscal years ending September 30, 1998, 1997 and 1996 is as follows:


                                                                                                                   Weighted
                                                                                                                    Average
                                                                             Plan            Option Price          Exercise
                                                                           Activity           per Share              Price
                                                                          ----------        --------------        ----------
Balance at September 30, 1995                                              2,147,650        $3.25 - $18.00           $3.38
     Granted                                                                 735,450         5.50 -  18.00            9.91
     Exercised                                                              (185,159)        3.25 -  10.00            3.26
     Forfeited                                                              (581,696)        3.25 -  14.50            3.64
                                                                          ----------
Balance at September 30, 1996                                              2,116,245         3.25 -  18.00            4.74
     Granted                                                                 808,625         3.25 -   6.50            4.37
     Exercised                                                              (243,696)        3.25 -   6.38            3.26
     Forfeited                                                              (907,805)        3.25 -   6.38            3.64
                                                                          ----------
Balance at September 30, 1997                                              1,773,369         3.25 -  18.00            5.31
     Granted                                                               2,240,600         2.84 -   7.88            3.64
     Exercised                                                               (63,716)        3.25 -   6.38            3.36
     Forfeited                                                            (1,550,827)        2.84 -   8.25            4.76
                                                                          ----------
Balance at September 30, 1998                                              2,399,426         3.25 -  14.50            3.32
                                                                          ==========

The weighted average grant date fair value of options issued during the years ended September 30, 1998, 1997 and 1996 was equal to $1.82, $2.72 and $3.87 per share, respectively. The fair value of options granted during the fiscal years ended September 30, 1998, 1997 and 1996 was equal to $4,413, $2,159 and $2,813, respectively. There were no option grants issued below fair market value during fiscal years 1998, 1997 or 1996.

The fair value of the Company's stock-based awards to employees was estimated as of the date of the grant using the Black-Scholes option-pricing model, using the following weighted-average assumptions:


Expected life (in years)                    3
Expected volatility                        77%
Risk free interest rate                  5.53%
Expected dividend yield                     0%

For disclosure purposes, the adjusted estimated fair value of the Company's stock-based awards to employees is amortized over the vesting period. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates as calculated in accordance with SFAS 123, the Company's net loss and loss per share for the fiscal years September 30, 1998, 1997, and 1996 would have been increased to the pro forma amounts indicated below. The Company's adjusted information follows (in thousands, except for per share information):


                                                                                 1998               1997               1996
                                                                               ---------         ----------         -----------
Net loss, as reported                                                          $(62,440)          $ (9,966)          $(31,582)
Net loss, as adjusted                                                           (63,348)           (10,591)           (31,703)

Pro forma net loss per share, as reported                                      $  (5.23)          $  (0.85)          $  (2.76)
Pro forma net loss per share, as adjusted                                      $  (5.31)          $  (0.90)          $  (2.77)

At September 30, 1998, 1997 and 1996 options to purchase approximately 382,067, 284,015 and 184,348 shares of common stock were exercisable, respectively, pursuant to the plans at prices ranging from $3.25 to $18.00. The following table summarizes information about stock options outstanding at September 30, 1998:

                                                Remaining
                                             Contractual Life
                         Number                for Options            Number
  Exercise Price      Outstanding              Outstanding          Exercisable
  --------------      -----------            -----------------      -----------
       $2.50              50,000                   9.50                 50,000
       $2.84           1,528,150                   9.61                      -
       $3.25             234,086                   6.12                202,622
       $3.75              89,375                   8.14                 23,750
       $4.59             397,582                   9.61                 72,130
       $4.75              20,002                   8.33                 13,334
       $5.00              40,000                   7.91                 10,000
       $6.38                 233                   8.79                    233
       $7.00              30,000                   8.95                      -
      $10.00               3,333                   6.42                  3,333
      $14.50               6,665                   7.00                  6,665
                       ---------                                       -------
                       2,399,426                                       382,067
                       =========                                       =======

During the fiscal year ended September 30, 1997, the Company issued 38,500 shares of nonvested stock to employees. The Company recognized compensation expense with respect to nonvested stock awards equal to the difference between the market price and the par value of the stock on the grant date. Compensation expense recognized during fiscal year 1997 for nonvested stock was $172. Of the total shares issued, 21,750 shares vested during fiscal year 1988, and the remaining shares were forfeited.


NOTE 8.   EMPLOYEE BENEFIT PLANS


The Company has a 401(k) plan for all U.S. employees. Effective January 1, 1997, the Company amended the plan to provide a 25% matching contribution for an employee's contribution up to 4% of an employee's salary. Participants must be employed at December 31 of each calendar year to be eligible for employer matching contributions. During fiscal year 1998, the Company recorded expense of $257 related to the matching contribution. Prior to this amendment, matching contributions were made at the discretion of the Board of Directors. For the year ended September 30, 1996, the Board of Directors did not authorize any contributions to the 401(k) plan.

The Company also has employee benefit plans for each of its foreign subsidiaries, as mandated by each country's laws and regulations. Expense recognized under these plans for the years-ended September 30, 1998, 1997, and 1996 was $669, $684, and $629, respectively.

The Company has an Employee Stock Purchase Plan for its employees. The plan allows employees to purchase shares of the Company's common stock for 85% of fair market value. The Company is responsible for the differential in market value, as well as, all administrative costs of the plan. For fiscal years 1998, 1997, 1996, the Company incurred expenses of $26, $48, and $31, respectively, for the plan.


NOTE 9.   SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT RISK

No one customer accounted for more than 10% of operating revenue for the fiscal years ended September 30, 1998, 1997, and 1996.

The Company has entered into several marketing and distribution agreements with IBM throughout the world. Transactions resulting from these agreements are as follows for the fiscal years ended September 30:

                                             1998            1997           1996
                                           ---------       --------       --------
Expenses incurred                           $ 2,128         $ 1,720         $ 4,907
Revenues generated                          $24,456         $55,029         $59,493
Percentage of revenues                           38%             53%             65%
Percentage of outstanding
     receivables                                 37%             46%             70%

As of September 30, 1998 and 1997, the Company had outstanding trade accounts receivable primarily from 86 and 97 customers, respectively. It is the policy of the Company to closely monitor all accounts receivable and to record a provision for uncollectible accounts when the uncollectible amounts are estimable. Generally, no collateral is required.


NOTE 10.  SEGMENT INFORMATION


In 1998, the Company adopted SFAS 131, "Enterprise and Related Information." SFAS 131 supercedes SFAS 14, "Financial Reporting for Segments of a Business Enterprise," replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's relating segment. The prior year's segment information has been restated to present the Company's four reportable segments
- (1) Software, (2) Maintenance, (3) Services, and (4) Research and Development.

The accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies." Segment data includes a charge allocating all corporate-headquarters costs to each of its operating segments based on each segment's proportionate share of expenses. The Company evaluates the performance of its segments and allocates resources to them based on earnings (loss) before interest, taxes, and restructuring charges (EBITR).

The table below presents information about reported segments for the years ending September 30:


FY 1998
-----------------------------------------------------------------------------------------
                                                                Research and
(in thousands)            Software    Maintenance   Services     Development      Total
-----------------------------------------------------------------------------------------
Total Revenue             $  6,986        $13,557    $43,421        $      -     $ 63,964
Total EBITR               $(16,962)       $ 6,267    $(1,031)       $(14,293)    $(26,019)
-----------------------------------------------------------------------------------------

FY 1997
-----------------------------------------------------------------------------------------
                                                                Research and
(in thousands)           Software     Maintenance   Services    Development       Total
-----------------------------------------------------------------------------------------
Total Revenue             $ 34,244        $14,598    $54,311        $      -     $103,153
Total EBITR               $ (3,203)       $ 4,860    $ 5,971        $(14,199)    $ (6,571)
-----------------------------------------------------------------------------------------

FY 1996
-----------------------------------------------------------------------------------------
                                                                Research and
(in thousands)           Software     Maintenance   Services    Development       Total
-----------------------------------------------------------------------------------------
Total Revenue             $ 28,795        $13,182    $49,680        $      -     $ 91,657
Total EBITR               $(24,698)       $ 2,426    $  (122)       $(19,719)    $(42,113)
-----------------------------------------------------------------------------------------

A reconciliation of total segment revenue to total consolidated revenues and of total segment EBITR to total consolidated income before taxes, for the years ended September 30, 1998, 1997 and 1996 is as follows:

                                                   1998                             1997                             1996
                                                ---------                         --------                        ---------
Total EBITR                                     $(26,019)                         $(6,571)                        $(42,113)
Restructuring charges                            (13,200)                            (500)                          (3,000)
Interest expense                                  (3,011)                          (1,667)                            (154)
                                                --------                          -------                         --------
Total loss before income taxes                  $(42,230)                         $(8,738)                        $(45,267)
                                                ========                          =======                         ========

The following table presents a summary of revenue by geographic region for the fiscal years ended September 30:

                                         1998           1997           1996
                                       --------      ---------       --------
United States                          $17,544       $ 32,864        $28,974
United Kingdom                           8,935         15,899          3,951
Denmark                                  6,226          4,420          5,157
Italy                                    5,395         12,738         14,770
Switzerland                              3,687          2,965          1,850
Norway                                   3,130          3,561          2,120
Australia                                2,858          4,726          3,167
Germany                                  2,780          6,233          9,588
Other                                   13,140         19,747         22,080
                                       -------       --------        -------
     Total revenue                     $63,965       $103,153        $91,657
                                       =======       ========        =======

Foreign revenue is based on the country in which the customer is domiciled.

The following table represents a summary of long-lived assets by geographic region as of September 30:

                                    1998           1997           1996
                                  --------       --------       --------
United States                      $2,383         $6,208         $7,431
United Kingdom                        487            979          1,438
Other                                 137            547            647
                                   ------         ------         ------
     Total assets                  $3,007         $7,734         $9,516
                                   ======         ======         ======


The Company's foreign operations are reimbursed by the Company for their costs plus an appropriate mark-up for profit. Intercompany profits and losses are eliminated in consolidation.


NOTE 11.  FOREIGN CURRENCIES AND FORWARD EXCHANGE CONTRACTS

At September 30, 1998, the Company had approximately $628 and $8,754 U.S. dollar equivalent cash and trade receivable balances, respectively, denominated in foreign currencies. At September 30, 1997, the Company had approximately $1,378 and $15,618 U.S. dollar equivalent cash and trade receivable balances, respectively, denominated in foreign currencies.

The more significant trade accounts receivable denominated in foreign currencies as a percentage of total trade accounts receivable were as follows:

                                    1998            1997
                                   ------          ------
Pound Sterling                     10.9%            9.2%
Australian Dollar                   1.2%            7.2%
Deutsche Mark                       3.5%            2.0%
Brazilian Real                      3.1%            4.2%
Italian Lira                        8.1%           12.4%
Danish Krona                        4.9%            3.1%

The Company enters into forward exchange contracts to hedge the exposures that arise from foreign exchange movements between dates that foreign currency denominated receivables and payables are recorded and the date they are paid. The Company does not engage in foreign currency speculation. The forward contracts are generally 60 to 90 day forward window contracts having maturities of less than one year. The table below summarizes, by currency, the contractual amounts of the Company's forward contracts for the years ended September 30:

1998
----

    Outbound transactions
                                                                        As of September 30, 1998
                                                                    --------------------------------
                                           Original     Contract    Contract    Fair     Unrealized
Currency                                   Contracts   Drawdowns    Balance     Value    Gain/(Loss)
--------                                   ---------   ----------   --------   -------   -----------
Australian Dollars                           $   140    $   (140)     $    -    $    -          $ -
Pound Sterling                                16,030     (16,030)          -         -            -
Deutsche Mark                                  1,322      (1,322)          -         -            -
Irish Punt                                     1,760        (640)      1,120     1,196           76
                                             -------    --------      ------    ------          ---
     Total                                   $19,252    $(18,132)     $1,120    $1,196          $76
                                             =======    ========      ======    ======          ===

Inbound Transactions
                                                                        As of September 30, 1998
                                                                    --------------------------------
                                           Original     Contract    Contract    Fair     Unrealized
Currency                                   Contracts   Drawdowns    Balance     Value    Gain/(Loss)
--------                                   ---------   ----------   --------   -------   -----------
Australian Dollars                           $ 1,427    $ (1,427)     $    -    $    -        $   -
Pound Sterling                                10,590      (8,742)      1,848     1,887          (39)
Canadian Dollars                                 520        (520)          -         -            -
Danish Krona                                   6,230      (5,870)        360       380          (20)
Deutsche Mark                                  2,723      (2,177)        546       563          (17)
Dutch Guilder                                  1,976      (1,739)        237       241           (4)
French Franc                                     567        (479)         88        93           (5)
Italian Lira                                   9,860      (8,948)        912       943          (31)
Norwegian Krone                                4,450      (4,128)        322       335          (13)
South African Rand                             1,760      (1,430)        330       348          (18)
Spanish Peseta                                   899        (602)        297       299           (2)
Swedish Krone                                  2,139      (1,891)        248       257           (9)
                                             -------    --------      ------    ------        -----
     Total                                   $43,141    $(37,953)     $5,188    $5,346        $(158)
                                             =======    ========      ======    ======        =====

 1997
 ----
Outbound transactions
                                                                        As of September 30, 1997
                                                                    --------------------------------
                                           Original     Contract    Contract    Fair     Unrealized
Currency                                   Contracts   Drawdowns    Balance     Value    Gain/(Loss)
--------                                   ---------   ----------   --------   -------   -----------
Australian Dollars                           $   389    $   (389)     $    -    $    -          $ -
Pound Sterling                                13,264      (7,865)      5,399     5,496           97
Deutsche Mark                                  3,405      (3,405)          -         -            -
                                             -------    --------      ------    ------          ---
     Total                                   $17,058    $(11,659)     $5,399    $5,496          $97
                                             =======    ========      ======    ======          ===

Inbound Transactions
                                                                        As of September 30, 1997
                                                                    --------------------------------
                                           Original     Contract    Contract    Fair     Unrealized
Currency                                   Contracts   Drawdowns    Balance     Value    Gain/(Loss)
--------                                   ---------   ----------   --------   -------   -----------
Australian Dollars                           $ 2,629    $ (2,629)     $    -    $    -        $   -
Pound Sterling                                24,430     (22,882)      1,548     1,570          (22)
Canadian Dollars                                 926        (628)        298       299           (1)
Danish Krona                                   4,371      (3,880)        491       494           (3)
Deutsche Mark                                  9,156      (8,719)        437       458          (21)
Dutch Guilder                                    865        (865)          -         -            -
Italian Lira                                  21,058     (19,526)      1,532     1,589          (57)
Norwegian Krone                                4,456      (4,182)        274       291          (17)
Spanish Peseta                                 1,303      (1,156)        147       154           (7)
Swedish Krone                                  5,826      (5,645)        181       185           (4)
Other                                          1,005        (989)         16        17           (1)
                                             -------    --------      ------    ------        -----
     Total                                   $76,025    $(71,101)     $4,924    $5,057        $(133)
                                             =======    ========      ======    ======        =====

Unrealized gains and losses on forward contracts reflect changes in exchange rates and are recorded directly in income, as they offset corresponding unrealized gains and losses on the foreign currency denominated assets being hedged (see Note 1). Forward contract liabilities related to unrealized losses are recorded as other accrued expenses in the Consolidated Balance Sheet.

The Company is exposed to exchange related losses on forward contracts should a transaction with a related forward exchange contract not be consummated by the forward contract expiration date. In such instances, the Company extends or repurchases the contract at the then prevailing market rates. Net realized (gains) losses on the extension or repurchase of contracts totaled ($15), $156, and $88 for the fiscal years ended September 30, 1998 and 1997, and 1996, respectively.

NOTE 12.  RESTRUCTURING CHARGES

During the second quarter of fiscal year 1998, the Company began work on a revised business plan, necessitated by a decline in demand for the Company's software products. As a result of this effort, at the end of the second quarter of fiscal year 1998, the Company announced its plans to streamline its sales and marketing organizations, as well as reorganize its technical operations into one cohesive unit, providing improved product support and more focused development of new products. The general and administrative organization within the Company was also streamlined to support the newly-restructured operating divisions. The restructuring included a staff reduction of approximately 5% (31 employees), the abandonment of leased facilities in the US, Brazil, and Singapore, and the write-down to fair value of certain assets or accrual of costs related to products, distribution channels, and vendor-provided product support contracts which were being discontinued. The Company recorded a restructuring charge of $9,000 during the second quarter of fiscal year 1998, which consisted of approximately $1,400 in personnel-related charges, approximately $1,100 of costs associated with carrying vacated space until the lease expiration date, approximately $2,700 in write-down of assets, approximately $3,000 for contractually obligated product support services, and approximately $700 in professional fees related to the restructuring.

The Company completed its restructuring in the third quarter of fiscal year 1998 and recorded an additional charge of $4,200. An additional staff reduction of approximately 8% (37 employees) was made. This restructuring charge consisted of approximately $1,100 in personnel related-charges, approximately $2,000 in the write-down of assets for discontinued distribution channels, and approximately $1,100 in professional fees related to the restructuring.

The Company's efforts to settle these restructuring liabilities resulted in a change in the Company's estimates in regard to the specific categories of expense, however, the amount of the overall charge has not changed. The revised estimated reflects a total restructuring charge of $2,500 for personnel related charges, approximately $500 of premises related costs, approximately $4,700 in write-down of assets, and approximately $1,100 for contractually obligated product support services, and approximately $4,400 in professional fees and legal settlement. See Note 16. To date, the Company has paid approximately $4,400 in cash related to the restructuring. The Company believes the accrued restructuring cost of $4,100 at September 30, 1998 represents its remaining cash obligations.

During the third quarter of the fiscal year ended September 30, 1996, the Company developed and implemented a reorganizational plan which included, among other things, a 9% staff reduction (75 employees) and the abandonment of certain leased facilities. The Company recorded a restructuring charge of $3,000, which consisted of approximately $1,400 in personnel-related charges and approximately $1,600 of costs associated with carrying vacated space until the lease expiration date. In the first quarter of 1997, the Company recorded an additional restructuring charge of $500 for severance and lease costs related to its reorganizational plan. To date, the Company has paid approximately $3,500 in cash related to the restructuring. The Company believes there are no remaining obligations related to this restructuring at September 30, 1998.


NOTE 13.  INCOME TAXES

The provision for income taxes consists of the following for the years ended September 30:

                                                            1998             1997              1996
                                                       --------------   ---------------   ---------------
Federal - current                                      $            -   $            -    $            -
State and local - current                                           -                -                 -
                                                       --------------   ---------------   ---------------
                                                                   -                 -                 -
Foreign taxes and withholdings                                  1,459            2,176             2,501
                                                              -------           ------          --------
     Current taxes                                              1,459            2,176             2,501
                                                              -------           ------          --------

Federal - deferred                                                  -             (757)          (12,832)
State and local - deferred                                          -             (191)           (3,353)
                                                              -------           ------          --------
     Deferred taxes                                                 -             (948)          (16,185)
                                                              -------           ------          --------
     Change in beginning of year
     valuation allowance                                       18,751                -                 -
                                                              -------           ------          --------
     Total income tax expense (benefit)                       $20,210           $1,228          $(13,684)
                                                              =======           ======          ========

Seer Technologies, Inc. and its U.S. subsidiary file a consolidated Federal income tax return. Foreign subsidiaries file income tax returns in their respective countries. Foreign tax credit carryforwards of approximately $2,268 exist at September 30, 1998. These carryforwards expire from 1999 to 2001 if not utilized. Federal alternative minimum tax credit carryforwards of $184, which have no expiration period, also exist at September 30, 1998. The Company's federal net operating loss carryovers of approximately $89,471 expire in 2011, 2012 and 2018 if not utilized.


Income before provision for income taxes as shown in the Consolidated Statements of Operations consists of the following for the years ended September 30:


                                        1998            1997            1996
                                    -------------   -------------   -------------
Domestic                                $(43,747)       $(11,214)       $(47,868)
Foreign                                    1,517           2,476           2,602
                                        --------        --------        --------
                                        $(42,230)       $ (8,738)       $(45,266)
                                        ========        ========        ========

A reconciliation of expected income tax at the statutory Federal rate with the actual income tax expense (benefit) is as follows for the fiscal years ended September 30:

                                                                              1998            1997             1996
                                                                           ----------      ----------       ----------
Expected income tax benefit at
     statutory rate (34%)                                                  $(14,351)        $(2,971)        $(15,391)
Increase (decrease) in income tax
     expense resulting from:
     Non deductible expenses                                                     87             213              197
     State income taxes                                                      (2,957)         (1,693)          (2,915)
     Effect of foreign operations including
          withholding taxes                                                   1,236           2,177            2,505
     Other                                                                        -              92              (92)
     Effect of change in valuation allowance                                 36,195           3,410            2,012
                                                                           --------         -------         --------
                                                                           $ 20,210         $ 1,228         $(13,684)
                                                                           ========         =======         ========

The components of net deferred tax assets are as follows for the years ended September 30:

                                                                                 1998           1997
                                                                              ---------       ---------
Current assets:
     Deferred revenue                                                         $    122          $   303
     Accrued liabilities                                                         1,307              504
     Bad debt expense                                                              786              503
     Other                                                                         (36)            (158)
                                                                              --------          -------
     Net current deferred tax asset                                              2,179            1,152

Noncurrent assets:
     Depreciation                                                                  536              465
     Deferred revenue                                                                -               49
     Foreign tax credits                                                         2,268            3,212
     Minimum tax credits                                                           184              184
     Research and development tax credit                                         3,000            2,282
     Net operating loss carryforward                                            33,104           21,446
                                                                              --------          -------
     Net noncurrent deferred tax asset                                          39,092           27,638

     Valuation allowance                                                       (40,850)          (8,853)

Noncurrent liabilities:
     Capitalized software costs                                                   (421)          (1,186)
                                                                              --------          -------
     Net deferred tax asset                                                   $      -          $18,751
                                                                              ========          =======

Due to a decline in the Company's software revenues, the Company determined during the fourth quarter of fiscal year 1998 that certain previously available tax planning strategies were no longer deemed to be prudent or feasible. This caused the Company to record a full valuation allowance equaling the entire deferred tax asset balances at September 30, 1998 and accordingly, resulted in an increase in income tax expense for the fiscal year ended September 30, 1998.

NOTE 14.  RECENT ACCOUNTING PRONOUNCEMENTS

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

In June, 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income. SFAS No. 130 is required to be adopted for fiscal years beginning after December 15, 1997. Upon the effective date of the new statement, the Company will make the necessary changes to comply with the provisions of the statement and restate all prior periods presented. The Company does not expect the adoption of the statement to have a material impact on the Company's financial condition or results of operations.

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

NOTE 15.  LEASE COMMITMENTS

The Company leases certain facilities and equipment under various operating leases. Future minimum lease commitments on operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of September 30, 1998 are as follows:

1999             $ 2,870
2000               2,092
2001               1,392
2002               1,242
2003               1,242
Thereafter         1,541
                 -------
                 $10,379
                 =======

Rent expense for the fiscal years ended September 30, 1998, 1997 and 1996 was $3,894, $3,655, and $3,370, respectively.


NOTE 16.  CONTINGENCIES

Various lawsuits and claims have been brought against the Company in the normal course of business. Management is of the opinion that the liability, if any, resulting from these claims would not have a material effect on the financial position or results of operations of the Company.

In December 1997, the Company filed a lawsuit against Saadi Abbas and Cambridge Business Solutions (UK) Limited ("CBS") alleging that Mr. Abbas and CBS had injured the Company by interfering with the Company's ability to market and sublicense the LightSpeed Financial Model. The Company obtained a preliminary injunction against Mr. Abbas and CBS halting their actions. Mr. Abbas and CBS filed counterclaims against the Company claiming wrongful dismissal of Abbas and breach of the license agreement. Due to the erosion of the market for the LightSpeed Financial Model, the Company voluntarily dismissed its claims against Mr. Abbas and CBS in the summer of 1998. Mr. Abbas and CBS are continuing to pursue their claims against the Company. At the present point in the litigation, it is impossible to calculate the chances of success in this litigation. However, the Company intends to continue to vigorously defend against the counterclaim. The Company has made provision for its estimated costs to resolve this matter. Management does not believe at this point in the litigation that any additional amounts required to ultimately resolve this matter will have a material effect on the financial position, cash flows, or results of operations of the Company.


NOTE 17.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                               (Unaudited)
                                                                First      Second       Third      Fourth
(In thousands, except per share data)                          Quarter    Quarter     Quarter     Quarter
                                                               -------    --------    --------    --------
1998:
       Net revenues                                            $18,356    $ 15,960    $ 15,631    $ 14,017
       Gross profit                                              4,715       2,426       4,286       4,760
       Net loss                                                 (9,906)    (21,275)    (10,646)    (20,612)
       Net loss per share                                       ($0.83)     ($1.78)     ($0.89)     ($1.72)

1997:
       Net revenues                                            $23,125    $ 24,112    $ 26,929    $ 28,987
       Gross profit                                              9,930      11,882      14,417      15,083
       Net income (loss)                                        (8,270)     (2,436)         89         651
       Net income (loss) per share                              ($0.71)     ($0.21)   $   0.01    $   0.05

Due to a decline in the Company's software revenues, the Company determined during the fourth quarter of fiscal year 1998 that certain previously available tax planning strategies were no longer deemed to be prudent or feasible. This caused the Company to record a full valuation allowance equaling the entire deferred tax asset balances at September 30, 1998 and accordingly, resulted in an increase in income tax expense for the fiscal year ended September 30, 1998.

NOTE 18.  SUBSEQUENT EVENTS

On October 13, 1998, the Company was delisted from the Nasdaq Stock Market. The Common Stock of the Company is currently quoted on the Over-the-Counter Bulletin Board.

On November 24, 1998, the Company and Level 8 Systems, Inc. ("Level 8") announced the pending strategic merger of the Company with Level 8. Level 8 is a leading provider of message queuing and enterprise application integration technologies that allow end-to-end connectivity between heterogeneous platforms across the enterprise. As the first step in this transaction, on December 31, 1998, Level 8 acquired approximately 69% of the outstanding voting stock of the Company from WCAS and its affiliates in exchange for 1,000,000 shares of Level 8 common stock and warrants to purchase an additional 250,000 shares of Level 8 at an exercise price of $12 per Level 8 share. On December 31, 1998, Level 8 acquired 7,130,894 shares of the Company's Common Stock, 2,094,143 shares of the Company's Series A Convertible Preferred Stock, and 1,762,115 shares of the Company's Series B Convertible Preferred Stock (representing approximately 69% of the outstanding voting stock of the Company) and therefore may be deemed to control the Company. In connection with Level 8's purchase of the Company's voting stock from WCAS, WCAS contributed $17 million to the Company and Level 8 provided the Company a $12 million subordinated loan to help pay down the Company's bank debt. Level 8 has also agreed to acquire all of remaining shares of the Company's Common Stock for $0.35 per share in cash as soon as practicable upon completion of required filings and approvals. In addition, Level 8 has agreed to fund the Company's operations, as necessary, through January 15, 2000.

On December 22, 1998, the Company's Revolving Facility was amended. The Revolving Facility now bears interest at the prime rate and terminates on December 31, 2001. The Revolving Facility is automatically renewed for successive additional terms of one year each, unless terminated by either party.

                                 EXHIBIT INDEX


EXHIBIT                                                                                      SEQUENTIAL
NUMBER     DESCRIPTION                                                                        PAGE NO.
-------    -----------                                                                       ----------
  2.1     Agreement dated November 23, 1998 among Level 8 Systems, Inc. and the                   E-4
          WCAS Parties named therein relating to the acquisition of capital stock of the Company by Level 8 (filed herewith)

  3.1     Certificate of Incorporation (Exhibit 3.1 to the Company's
          Registration Statement on Form S-1, No. 33-92050), as amended to include the Certificates of Designation of the Series A and Series B
          Convertible Preferred Stock (included in Exhibits 4.4 and 4.6)

  3.2     Amended and Restated By-Laws of the Company (Exhibit 3.2 to the
          Company's Registration Statement on Form S-1, No. 33-92050)

  4.1     Specimen Common Stock certificate (Exhibit 4.1 to the Company's
          Registration Statement on Form S-1, No. 33-92050)

  4.2     See Exhibits 3.1, 3.2, 4.4 and 4.6 for the provisions of the
          Company's Certificate of Incorporation and Bylaws governing the rights of holders of securities of the Company

  4.3     Specimen Preferred Stock certificate (Exhibit 4.3 to the Quarterly
          Report on Form 10-Q for the period ended June 30, 1996, No.
          0-26194)

  4.4 Certificate of Designation of Series A Convertible Preferred Stock of the Company (Exhibit 4.4 to the Quarterly Report on Form 10-Q for the period ended June 30, 1996, No. 0-26194)

  4.5     Specimen Preferred Stock certificate of Series B Convertible
          Preferred Stock (Exhibit 4.5 to the Quarterly Report on Form 10-Q for the period ended March 31, 1998, No. 0-26194)

  4.6 Certificate of Designation of Series B Convertible Preferred Stock of the Company (Exhibit 4.6 to the Quarterly Report on Form 10-Q for the period ended March 31, 1998, No. 0-26194)

 10.6     Form of Employee's Non-Competition, Confidentiality and Invention
          Assignment Agreement (Exhibit 10.6 to the Company's Registration
          Statement on Form S-1, No. 33-92050)

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

 10.35    Form of Indemnification Agreement (Exhibit 10.35 to the Company's
          Registration Statement on Form S-1, No. 33-92050).

 10.39    Credit Agreement and related Promissory Note between Seer
          Technologies, Inc. and NationsBank, N.A. and related Guaranty between the Company and WCAS, all dated July 15, 1996 (Exhibit 10.39 to the
          Quarterly Report on Form 10-Q for the period ended June 30, 1996, No.
          0-26194, as amended by the First Amendment thereto dated March 27, 1997 (Exhibit 10.48) and the Second Amendment thereto dated April 27,
          1998 (Exhibit 10.54))

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

 10.45* Employment Agreement, dated September 23, 1996, between the Company and Steven Dmiszewicki (Exhibit 10.45 to Annual Report on Form 10-K for the year ended September 30, 1996, No. 0-26194)

 10.46    Credit Agreement between Seer Technologies, Inc. and Greyrock
          Business Credit, dated March 26, 1997 (Exhibit 10.46 to the Quarterly
          Report on Form 10-Q for the period ended March 31, 1997, No.
          0-26194), as amended by the Amendment thereto dated May 5, 1998
          (Exhibit 10.53)

 10.47 Lease Amendment for the Company's Cary Office, dated March 31, 1997, between Seer Technologies, Inc. and Regency Park Corporation (Cary,
          NC) (Exhibit 10.47 to the Quarterly Report on Form 10-Q for the period ended March 31, 1997, No. 0-26194), as amended by Addendum #1 thereto added July 6, 1998 (Exhibit 10.58)

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

 10.53    Amendment to Credit Agreement between Seer Technologies, Inc and
          Greyrock Business Credit, dated May 5, 1998 (Exhibit 10.53 to the
          Company's Quarterly Report on Form 10-Q for the period ended March
          31, 1998, No. 0-26194; Original Agreement is Exhibit 10.46 to the
          Quarterly Report on Form 10-Q for the period ended March 31, 1997,
          No. 0-26194)

 10.54    Second Amendment to the Credit Agreement between Seer Technologies,
          Inc. and NationsBank, N.A., dated April 27, 1998 (Exhibit 10.54 to the Company's Quarterly Report on Form 10-Q for the period ended
          March 31, 1998, No. 0-26194; Original Agreement is Exhibit 10.39 to the Quarterly Report on Form 10-Q for the period ended June 30, 1996,
          No. 0-26194)

 10.55    Agreement between Seer Technologies, Inc. and WCAS, dated April 27,
          1998 (Exhibit 10.55 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1998, No. 0-26194)

 10.56    Consent of Series A Convertible Preferred Stock Holders, dated April
          27, 1998 (Exhibit 10.56 to the Company's Quarterly Report on Form
          10-Q for the period ended March 31, 1998, No. 0-26194)

 10.57    Preferred Stock Purchase Agreement among Seer Technologies, Inc.,
          WCAS, and certain WCAS affiliates named therein, dated April 27, 1998
          (Exhibit 10.57 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1998, No. 0-26194)

 10.58    Addendum #1 to the Lease Agreement between Seer Technologies, Inc.
          and Regency Park Corporation (Cary, NC), dated July 6, 1998 (Exhibit
          10.58 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1998, No. 0-26194; Original agreement is Exhibit 10.47 to the Company's Quarterly Report on Form 10-Q for the period ended
          March 31, 1997, No. 0-26194)

 10.59    Maintenance Agreement between Seer Technologies, Inc. and IBM Ireland        E-33
          Information Services Limited, dated September 8, 1998 (filed herewith)

 10.60    Amendment dated December 31, 1998 between Greyrock Capital, a                E-40
          division of NationsCredit Corporation (formerly Greyrock Business
          Credit) and the Company to the Loan and Security Agreement between
          Greyrock Business Credit and the Company dated March 26, 1997, as amended (filed herewith)

 21.1     Subsidiaries (filed herewith)                                                E-46

 23.1     Consent of PricewaterhouseCoopers L.L.P. (filed herewith)                    E-49

 27.1     Financial Data Schedule (filed herewith)                                     E-50

*  Management contract or compensatory plan or agreement