Form 10-K405/A
period 1998-09-30
SEER TECHNOLOGIES INC /DE
filed 1999-01-28
CIK 945127

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K/A
                               (Amendment No. 1)

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended September 30, 1998.

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                For the transition period from ______ to ______

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

                             --------------------

       Securities registered pursuant to Section 12(b) of the Act: NONE

         Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $.01 par value
                         ----------------------------

                             --------------------

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

                        BENEFICIAL OWNERSHIP OF SHARES

     The following table sets forth the number of shares of the Company's outstanding Common Stock beneficially owned as of January 1, 1999 by (i) each person known to the Company to be the beneficial owner of more than 5% of the outstanding Common Stock or Preferred Stock (collectively, the "Shares"), (ii) each of the Company's directors and director nominees, (iii) the executive officers of the Company named in the Summary Compensation Table (the "named executives") and (iv) all directors and executive officers of the Company as a group.

     Stock ownership information has been furnished to the Company by the named person. Beneficial ownership as reported in this section was determined in accordance with Securities and Exchange Commission regulations and includes Shares as to which a person possesses sole or shared voting and/or investment power and Shares that may be acquired on or before March 1, 1999 upon the exercise of stock options. Except as otherwise stated in the footnotes below, the named persons have sole voting and investment power with regard to the Shares shown as beneficially owned by such persons.

                                                                                             Combined Common
                                      Common Stock                Preferred Stock          and Preferred Stock (1)
                                 ----------------------      -------------------------   -------------------------
                                 Number        Percent        Number          Percent      Number       Percent
Name of Beneficial Owner         of Shares     of Class       of Shares       of Class     of Shares    of Class
------------------------         ---------     --------       ---------       --------     ---------    --------
Level 8 Systems, Inc.         7,130,894 (3)     59.5           3,856,258 (3)   99.5      10,987,152 (3)    69.4%
  ("Level 8") (2)

Bruce K. Anderson                    -0-         -0-                  -0-       -0-              -0-        -0-

Frank T. Cary                    17,000 (4)       *                   -0-       -0-          17,000 (4)      *

Anthony J. de Nicola                 -0-         -0-                  -0-       -0-              -0-        -0-

George L. McTavish               15,000 (5)       *                   -0-       -0-          15,000 (5)      *

Robert A. Minicucci                  -0-         -0-                  -0-       -0-              -0-        -0-

Thomas A. Wilson                 50,000 (6)       *                   -0-       -0-          50,000 (6)      *

Steven Dmiszewicki               58,432 (7)       *                   -0-       -0-          58,432 (7)      *

Dennis McKinnie                  25,195 (8)       *                   -0-       -0-          25,195 (8)      *

Ted Venema                       25,000 (9)       *                  - 0 -     - 0 -         25,000 (9)      *

All current directors
and executive officers
as a group (9 persons)          190,627 (10)     1.6                 - 0 -     - 0 -        190,627 (10)    1.6

-------------------

*    Represents less than one percent of the outstanding shares.

(1) Holders of Preferred Stock vote together with the holders of Common Stock on all matters to be voted upon by the Company's stockholders. Each share of Preferred Stock is entitled to one vote. The percentages listed under the heading "Percent of Class" are calculated based on the number of shares of Common Stock and Preferred Stock outstanding at January 1, 1999.

(2)  The address of Level 8 is 8000 Regency Parkway, Cary, North Carolina 27511.

(3) Includes 2,094,143 shares of Series A Preferred Stock and 1,762,115 shares of Series B Preferred Stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

(4) Includes 15,000 shares subject to options exercisable on or before March 1, 1999.

(5) Consists of 15,000 shares subject to options exercisable on or before March 1, 1999.

(6) Consists of 50,000 shares subject to options exercisable on or before March 1, 1999.

(7) Includes 50,000 shares subject to options exercisable on or before March 1, 1999.

(8) Includes 21,445 shares subject to options exercisable on or before March 1, 1999.

(9) Includes 25,000 shares subject to options exercisable on or before March 1, 1999.

(10) Includes 176,445 shares subject to options exercisable on or before March 1, 1999.

                                   DIRECTORS

     The Company's Board of Directors consist of Bruce K. Anderson, Frank T. Cary, Anthony J. de Nicola, George L. McTavish, Robert A. Minicucci and Thomas
A. Wilson. Each of these directors was elected at the 1998 Annual Meeting of Stockholders and will serve until the election and qualification of his successor or until his earlier death, resignation or removal. Set forth below with respect to each director is his name, age, principal occupation and business experience for the past five years and length of service as a director of the Company.

Bruce K. Anderson
Director since July 1994          Age: 58

     Mr. Anderson has been a director of the Company since July 1994 following the acquisition of a majority interest in the Company by Welsh, Carson, Anderson & Stowe ("WCAS") in June 1994. He has been a general partner of the sole general partner of WCAS since its formation in 1979. Prior to 1979, Mr. Anderson served as Executive Vice President and a director of Automatic Data Processing, Inc. Mr. Anderson also serves as a director of several privately held companies.

Frank T. Cary
Director since March 1995         Age: 78

     Mr. Cary has served as a director of the Company since March 1995. He is the retired Chairman of the Board of IBM. He served as IBM's Chief Executive Officer from 1973 to 1981 and as a member of IBM's Board of Directors and its executive committee until April 1991. Mr. Cary is also a director of Celgene Corporation, Cygnus Therapeutic Systems, ICOS Corporation, Lexmark International, Inc., and SPS Transaction Services, Inc., Vion Pharmaceuticals, Inc. and Lincare Holdings, Inc. and serves as a director of several private companies.

Anthony J. de Nicola
Director since July 1994          Age: 34

     Mr. de Nicola has been a director of the Company since July 1994 following the acquisition of a majority interest in the Company by WCAS in June 1994. He joined WCAS in 1994 after having been employed by William Blair & Company since 1990, specializing in financing middle market buyouts. From 1986 to 1988, Mr. de Nicola was employed in the Mergers and Acquisitions Department of Goldman, Sachs & Co. From 1988 to 1990, Mr. de Nicola attended The Harvard University Graduate School of Business Administration, where he earned an M.B.A. with distinction. He serves on the board of directors of a number of private companies.

George L. McTavish
Director since October 1995               Age: 57

     Mr. McTavish has been a director of the Company since October 1995. He is currently President and Chief Executive Officer of BenView Capital. He served as Chairman and Chief Executive Officer of Comdata Holdings Corporation ("Comdata") from March 1992 until November 1997. Prior to his time at Comdata, Mr. McTavish served as Chairman and Chief Executive Officer of Hogan Systems, Inc. Prior to that, he served as Executive Vice President and Chief Operating Officer of SEE Corporation. Mr. McTavish is also a member of the Board of Directors of Broadway & Seymour, Inc. and serves on the board of two charitable organizations.

Robert A. Minicucci
Director since July 1994          Age: 46

     Mr. Minicucci has served as Chairman of the Board of Directors of the Company since July 1994 following the acquisition of a majority interest in the Company by WCAS in June 1994. Mr. Minicucci has been a general partner of WCAS since 1993. From 1992 to 1993, he served as Senior Vice President and Chief Financial Officer of First Data Corporation and from 1991 to 1992 as Senior Vice President and Treasurer of the American Express Company. From 1988 to 1991, he served as Managing Director of Lehman Brothers, where he began his career in 1979. Mr. Minicucci serves on the boards of directors of Alliance Data Systems, a private label credit card processor; Attachmate Corporation, which produces software for enterprise/connectivity and remote access; and Global Knowledge Network, an information technology education and training company.

Thomas A. Wilson
Director since August 1996                Age:  59

     Mr. Wilson has served as a director of the Company since August 1996 and served as President and Chief Executive Officer of the Company from August 1996 to April 30, 1998. He served as President and Chief Operating Officer of Liveworks, a video conferencing company, from 1993 to August 1996 and as President and Chief Operating Officer of Viewstar Corporation, a client/server software company, from 1992 to 1993. Prior to 1992, he was employed by Oracle Corporation, a relational database company, as Vice President and General Manager, Federal Division (1990-1992) and as Group Vice President, OEM Sales (1989-1990).


Compensation Committee Interlocks and Insider Participation

     The Compensation Committee is comprised of Messrs. Anderson, McTavish and Minicucci. Mr. Minicucci is the Chairman of the Company's Board of Directors. None of the members of the Compensation Committee has served as an executive officer of the Company and no executive officer of the Company has served as a member of the Compensation Committee of any other entity of which Mr. Anderson, McTavish or Minicucci has served as an executive officer.

     Messrs. Anderson and Minicucci are general partners of WCAS. In April 1998, the Company sold 1,762,115 shares of its Series B Preferred Stock to WCAS and certain WCAS affiliates, resulting in gross proceeds to the Company of $5.0 million. WCAS and certain of its affiliates had previously purchased 2,094,143 shares of Series A Preferred Stock from the Company in August 1996, resulting in gross proceeds to the Company of $12.5 million. On December 31, 1998, Level 8 acquired 7,130,894 shares of Common Stock, 2,094,143 shares of Series A Preferred Stock and 1,762,115 shares of Series B Preferred Stock (representing approximately 69% of the voting stock of the Company) from WCAS and its affiliates in exchange for 1,000,000 shares of Level 8 Common Stock and warrants to purchase an additional 250,000 shares of Level 8 Common Stock at an exercise price of $12.00 per Level 8 share. In connection with Level 8's purchase of the Company's voting stock from WCAS, WCAS contributed $17.0 million to the Company and Level 8 provided the Company a $12.0 million subordinated loan to help pay down the Company's bank debt. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - General Information and Recent Developments."

Director Compensation

     The Board of Directors held 10 meetings during fiscal 1998. Outside directors receive an annual retainer of $7,500 per year and $1,000 for each meeting of the Board of Directors attended. In addition, under the Company's Stock Option Plan for Non-Employee Directors, directors who are not employed by the Company or affiliated with WCAS are granted, upon their election to the Board of Directors, options to purchase 10,000 shares of Common Stock for a price equal to the fair market value of the shares as of the date of election. The options vest in one-third increments on each of the first through third anniversaries of the grant date. No additional amounts are paid by the Company for committee participation or special assignments.


                              EXECUTIVE OFFICERS

         The Company's executive officers as of September 30, 1998 are listed below, together with their age, position with the Company and business experience for the past five years. All of these officers continue to serve in their indicated capacities except for Mr. Venema, who resigned effective January 1, 1999 and currently serves as a consultant to the Company.

Steven Dmiszewicki                Age:  36

     Mr. Dmiszewicki has served as President and Chief Financial Officer of the Company since January 1, 1999 and served as Co-President and Chief Financial Officer of the Company from May 1, 1998 to January 1, 1999. He served as Senior Vice President and Chief Financial Officer of the Company from October 1996 to May 1, 1998. From July 1996 to October 1996, he was employed by Healthpoint G.P. as Vice President, Chief Financial and Administrative Officer. From February 1996 until he left the Company to join Healthpoint, Mr. Dmiszewicki served the Company as Vice President and Chief Financial Officer. From January 1993 until February 1996, Mr. Dmiszewicki served as the Company's Vice President Finance, and from August 1990 until January 1993, he was employed as the Company's Corporate Controller. Prior to that, Mr.

Dmiszewicki was employed in various positions in the New York investment banking community. Mr. Dmiszewicki, a Certified Public Accountant, obtained his B.S. in Business Administration from Bucknell University.

Ted Venema                        Age:  46

     Mr. Venema served as the Company's Co-President and Chief Technical Officer from May 1, 1998 to January 1, 1999 and served as its Senior Vice President and Chief Technical Officer from May 1997 to May 1, 1998. He currently serves as a consultant to the Company. From 1994 to May 1997, Mr. Venema served as Chief Technological Officer for the Antares Alliance Group, a software company. Prior thereto, he served as Director of Development at Software AG for a period of nine years.

Dennis McKinnie           Age:  42

     Mr. McKinnie joined the Company as Vice President and General Counsel in November 1994. He became Vice President: Chief Legal and Administrative Officer in April 1998. He has also served as Corporate Secretary of the Company since February 1996 and as Assistant Secretary prior thereto. From September 1989 to October 1994, he was associated with the Atlanta, Georgia law firm of Powell, Goldstein, Frazer & Murphy, where he was a member of that firm's Technology Litigation Group. Prior to becoming associated with Powell, Goldstein, he was Staff Counsel to the Supreme Court of the United States. During his 16 years of law practice, he also clerked for the Alabama Supreme Court and the United States Court of Appeals for the Eleventh Circuit. Mr. McKinnie holds a B.A. from Union University and a J.D. from the Cumberland School of Law of Samford University.

                            EXECUTIVE COMPENSATION

     The following summary compensation table sets forth the compensation earned by the Company's former chief executive officer until his resignation on April 30, 1998, the two individuals who jointly fulfilled the duties of the Company's chief executive officer during the remainder of fiscal 1998 and the one other executive officer serving at the end of fiscal 1998 whose salary and bonus exceeded $100,000 for services rendered to the Company during fiscal 1998. The table reflects compensation earned for each of the last three years or for such shorter period of service as an executive officer as is reflected below. For the principal terms of the options granted during fiscal 1998, see "-Option Grants in Fiscal 1998."


Summary Compensation Table
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                    Long-Term Compensation
                                                                         --------------------------------------------
                                             Annual Compensation                    Awards                 Payouts
                                  -----------------------------------------------------------------------------------
        Name and                                           Other Annual    Restricted      Securities
        Principal          Fiscal                             Compen-         Stock        Underlying       LTIP       All Other
        Position            Year     Salary      Bonus      sation/(1)/     Award(s)        Options       Payouts    Compensation
        --------            ----     ------      -----      ----------      --------        -------       -------    ------------
Steven                     1998   $170,000   $     0       $       0       $     0         350,000/(3)/   $    0      $       0
Dmiszewicki
Co-President and           1997   $154,000   $172,000/(4)/ $       0       $     0         100,000        $    0      $       0
Chief Financial
Officer/(2)/               1996   $104,583   $      0      $       0       $     0           2,500/(5)/   $    0      $       0

Thomas A. Wilson           1998   $177,917   $      0      $       0       $     0         150,000/(7)/   $    0      $ 162,274/(8)/
Former President
and Chief                  1997   $280,000   $252,000/(9)/ $  69,215/(10)/ $     0               0        $    0      $       0
Executive
Officer/(6)/               1996   $ 23,341   $      0      $ 125,000/(10)/ $     0         400,000        $    0      $       0

Dennis McKinnie            1998   $150,000   $      0      $       0       $     0          29,500/(11)/  $    0      $       0
Vice President:
Chief Legal and            1997   $145,000   $ 45,000      $       0       $16,850/(12)/    40,500        $    0      $       0
Administrative
Officer                    1996   $127,500   $      0      $       0       $     0           2,000        $    0      $       0

Ted Venema                 1998   $160,000   $      0      $  36,224/(10)/ $     0         250,000/(13)/  $    0      $       0
Co-President and
Chief Technical            1997   $ 58,750   $ 18,750      $  59,072/(10)/ $     0         100,000        $    0      $       0
Officer
==================================================================================================================================

----------------
(1) Except as noted in Note (10) below, the indicated amounts do not reflect non-cash compensation in the form of personal benefits provided by the Company that may have value to the recipient. Although such compensation cannot be determined precisely, the Company has concluded that except as noted in Note (10) below, the aggregate value of such benefits awarded to any named executive officer did not exceed the lesser of $50,000 or 10% of his salary and bonus for any fiscal year to which such benefits pertain.

(2) Mr. Dmiszewicki has served as Co-President and Chief Financial Officer of the Company since May 1, 1998 and, with Mr. Venema, fulfilled the duties of the Company's chief executive officer throughout the remainder of fiscal 1998. He served as Vice President - Finance of the Company from 1993 to February 1996 and as Vice President and Chief Financial Officer of the Company from February 1996 to June 1996, at which time he left the Company. He returned to the Company in October 1996 and served as its Senior Vice President and Chief Financial Officer until May 1, 1998.

(3) Includes options to purchase 150,000 shares of Common Stock granted solely to replace options that were cancelled and repriced on May 8, 1998. See "Historical Information Regarding Repricing, Replacement or Cancellation and Regrant of Options."

(4) Includes a $100,000 bonus granted pursuant to the terms of his employment agreement. See "Employment Agreements."

(5)  The unvested portions of the indicated options were cancelled in July 1996.

(6) Mr. Wilson served as President and Chief Executive Officer of the Company through April 30, 1998. He continues to serve as a director of the Company.

(7) Includes options to purchase 100,000 shares of Common Stock granted solely to replace options that were cancelled and repriced on October 17, 1997 and options to purchase 50,000 shares of Common Stock granted in connection with Mr. Wilson's severance agreement. See "Historical Information Regarding Repricing, Replacement or Cancellation and Regrant of Options" and " -Employment and Severance Agreements" below.

(8) Includes severance payments of $127,083 and payments for unused vacation time of $35,191.

(9) Includes $109,000 that was advanced to Mr. Wilson for the purchase of his home during fiscal 1997 and credited against his fiscal 1997 bonus.

(10) Reflects amounts paid to reimburse the named executive for expenses incurred in connection with his relocation to the Cary, North Carolina area.

(11) Includes options to purchase 4,500 shares of Common Stock granted solely to replace options that were cancelled and repriced on May 8, 1998. See "Historical Information Regarding Repricing, Replacement or Cancellation and Regrant of Options."

(12) Reflects the value of 2,500 shares of restricted stock granted on December 12, 1996 at a purchase price of $.01 per share. The value is calculated based on the fair market value of the Common Stock on December 12, 1996, which was $6.75 per share. As of September 30, 1998, Mr. McKinnie held 2,500 shares of restricted stock valued at $1,875, based on the fair market value of the Common Stock on that date, which was $0.75 per share. All of Mr. McKinnie's restricted shares vested on December 31, 1997.

(13) Includes options to purchase 100,000 shares of Common Stock granted solely to replace options that were cancelled and repriced on May 8, 1998. See "Historical Information Regarding Repricing, Replacement or Cancellation and Regrant of Options."

         The following table sets forth information regarding each grant of stock options to each of the named executives during fiscal 1998. The Company is required to withhold from the shares issued upon exercise a number of shares sufficient to satisfy applicable withholding tax obligations. The Company did not award any stock appreciation rights ("SARs") during fiscal 1998. See "Historical Information Regarding repricing, Replacement or Cancellation and Regrant of Options" for information relating to options listed below that were granted to replace options that were cancelled and repriced during fiscal 1998.


Option Grants in Fiscal 1998

                                                                                        Individual Grants
                                                                                        -----------------
                                                                                     Potential Realizable Value
                                                                                     at Assumed Annual Rates
                         Number of       Percent of                                    of Appreciation for
                         Securities    Total Options                                        Option Term
                         Underlying      Granted to       Exercise                          -----------
                          Options       Employees in       Price      Expiration
        Name              Granted      Fiscal Year (1)   ($/share)       Date          5% ($)           10% ($)
        ----              -------      ------------      ---------       ----          ------        ----------
Mr. Dmiszewicki         150,000 (2)          5.3            $2.84      07/20/08      $  268,380     $  677,340
                         50,000 (3)          1.8            $7.00      10/01/07      $  220,500     $  556,500
                         50,000 (4)          1.8            $4.59      10/01/07      $  133,650     $  333,295
                        100,000 (5)          3.6            $4.59      10/21/06      $  236,106     $  574,103
Mr. Wilson               50,000 (6)          1.8            $2.50      04/30/99      $    6,250     $   12,500
                        100,000 (7)          3.6            $6.06      08/21/06      $  316,198     $  770,956
Mr. McKinnie             25,000 (2)           *             $2.84      07/20/08      $   44,730     $  112,890
                          2,000 (8)           *             $4.59      05/21/06      $    4,383     $   10,498
                          2,500 (9)           *             $4.59      12/12/06      $    5,987     $   14,599
Mr. Venema              150,000 (2)          5.3            $2.84      07/20/08      $  268,380     $  677,340
                        100,000 (10)         3.6            $4.59      05/12/07      $  253,060     $  623,298
--------------------

*    Represents less than one percent of the options granted during fiscal 1998.

(1) Calculated using a denominator of 2,809,500 options, 532,400 of which were granted to replace options cancelled in connection with the October 17, 1997 and May 8, 1998 repricings of certain of the Company's outstanding options. The Company granted 2,277,100 options in fiscal 1998 that were not connected with the repricing.

(2) The indicated options vest in three equal increments beginning on April 1, 1999.

(3) The indicated options were cancelled in connection with the repricing of certain of the Company's outstanding options on May 8, 1998. See Note (4).

(4) The indicated options vest in four equal annual increments beginning on October 1, 1998 and were granted to replace 50,000 options that were granted on October 1, 1997 and cancelled in connection with the repricing of certain of the Company's outstanding options on May 8, 1998.

(5) The indicated options were granted to replace options cancelled in connection with the repricing of certain of the Company's outstanding options on May 8, 1998. Consequently, they were 25% vested on the date of grant and were to vest in three equal remaining annual increments beginning on October 1, 1998.

(6) The indicated options were granted in connection with Mr. Wilson's severance agreement and vested immediately upon grant. See " -Employment and Severance Agreements.

(7) Granted on October 17, 1997 to replace options to purchase the same number of shares that were cancelled in connection with the option repricing on that date. The options were to vest in four equal annual increments beginning on September 30, 1997. These options were cancelled in June 1998 in connection with the terms of Mr. Wilson's severance agreement with the Company. See " -Employment and Severance Agreements."

(8) The indicated options were granted to replace options cancelled in connection with the repricing of certain of the Company's outstanding options on May 8, 1998. Consequently, the options were 20% vested on the date of grant and were to vest in four equal remaining annual increments beginning on October 1, 1998.

(9) The indicated options are fully vested and were granted to replace options cancelled in connection with the repricing of certain of the Company's outstanding options on May 8, 1998.

(10) The indicated options were granted in connection with the repricing of certain of the Company's outstanding options on May 8, 1998 and vest in four equal annual increments beginning on May 12, 1998.

     The following table sets forth information concerning the options exercised during fiscal 1998 and held at September 30, 1998 by the named executives.


Fiscal 1998 Year-End Option Holdings and Values

                                                           Number of Securities          Value of Unexercised
                                                          Underlying Unexercised              In-the-Money
                                                       Options at September 30, 1998  Options at September 30, 1998 /(1)/
                                                       -----------------------------  ---------------------------------
                       Shares Acquired       Value
  Name                   on Exercise        Realized    Exercisable   Unexercisable    Exercisable      Unexercisable
-------------------      -----------      ------------  -----------   -------------    -----------      -------------
Mr. Dmiszewicki               0               $ 0           25,000       275,000                $ 0           $ 0

Mr. Wilson                    0               $ 0           50,000       - 0 -                  $ 0           $ 0

Mr. McKinnie                  0               $ 0           18,891        58,609                $ 0           $ 0

Mr. Venema                    0               $ 0           25,000       225,000                $ 0           $ 0

---------------

(1) The exercise price of all of the options held by the named executives at September 30, 1998 exceeded the fair market value of the Common Stock as of that date.

Employment and Severance Agreements

     Pursuant to a letter agreement dated September 23, 1996, Mr. Dmiszewicki is entitled to receive an annual salary of $160,000, subject to annual adjustment by the Compensation Committee. Mr. Dmiszewicki's salary and bonus for fiscal 1998 are listed above in the Summary Compensation Table. In addition, at the end of each fiscal year, he is entitled to incentive compensation equal to 25% to 50% of his annual salary. Mr. Dmiszewicki also received: (i) options to purchase 100,000 shares of Common Stock at an exercise price of $5.00 per share, vesting in four annual increments of 25% commencing on September 30, 1997; and (ii) options to purchase 50,000 shares of Common Stock at an exercise price of $7.00 per share, vesting in four annual increments of 25% commencing on October 1, 1998. Mr. Dmiszewicki also received a one-time bonus of $100,000. In the event of termination of his employment other than for cause during his first 24 months of employment, his base salary would be continued until the earlier of: (i) 12 months after the date of his termination or (ii) his full time employment in another position.

     Pursuant to a letter agreement dated August 8, 1996, Mr. Wilson was entitled to receive an annual salary of $280,000, subject to review annually by the Compensation Committee. In addition, at the end of each fiscal year, he was to receive incentive compensation equal to 50% to 100% of his annual salary, with a minimum bonus of $140,000 for fiscal 1997 and payment thereafter to be determined by the Compensation Committee based on the Company's achievement of its annual operating plan. Mr. Wilson also received options with the terms described in the Summary Compensation Table for fiscal 1996 and $125,000 in reimbursement for moving expenses.

     Mr. Wilson's employment agreement was terminated in connection with his resignation as the Company's President and Chief Executive Officer on April 30, 1998. In June 1998, Mr. Wilson entered into a severance agreement with the Company providing for the continued payment of his regular salary of $25,417 per month (less deductions) for a period of twelve months beginning on May 1, 1998 and continuation of his benefits until the earlier of his re-employment or May 1, 1999. All of Mr. Wilson's outstanding options (100,000 of which were vested and 300,000 of which were unvested) were cancelled in exchange for options to purchase 50,000 shares of Common Stock at an exercise price of $2.50 per share, representing the fair market value of the Common Stock on the date of grant. The agreement also contains a general release, non-disclosure provisions, a 12-month non-solicitation provision and a non-competition agreement that prohibits Mr. Wilson from engaging in substantially the same business as that of the Company for a period of 12 months from the date of the agreement.

     Mr. Venema did not have an employment agreement, but is a party to a letter agreement with the Company dated December 7, 1998. The agreement states that as of January 1, 1999, Mr. Venema would no longer serve as Co-President and Chief Technology Officer of the Company, but would instead serve as a consultant to the Company for a period of six months from the date of the agreement. Mr. Venema will continue to receive his salary of $13,750 per month for one year from the date of the agreement and will be paid $12,000 per month for his consulting services. Mr. Venema's service as a consultant may be terminated by the Company or by Mr. Venema upon one month's prior notice.

Non-Competition Agreements

     All executive officers and substantially all of the Company's employee-stockholders (each, an "Employee-Stockholder") have executed a Non-Competition, Confidentiality and Invention Assignment Agreement (the "Non-Competition Agreement").

     Each Employee-Stockholder who executed the Non-Competition Agreement agreed, for the term of employment and for a period of 12 months after the voluntary termination of employment, not to engage in any business activity that competes with the Company's financial services applications software or certain related consulting or training services. An Employee-Stockholder is prohibited from using or disclosing any confidential information without the prior consent of the Company. All developments, works of authorship and other inventions relating to the Company's services and products which an Employee-Stockholder makes or conceives during his or her employment with the Company will be the property of the Company.

             Historical Information Regarding Repricing, Replacement
                     or Cancellation and Regrant of Options

     The following table sets forth certain information concerning the repricing, replacement or cancellation and regrant of options held by persons who were executive officers of the Company at the time such action was taken. The table reflects all such repricings, replacements and cancellations and regrants of options that have occurred since the Company became a reporting company under Section 13 of the Securities Exchange Act of 1934 in 1995.


10-Year Option/SAR Repricings


                                                                                                     Length of Original
                                                                                                         Option Term
                                             Number of    Market Price of   Exercise Price            Remaining at Date
                                              Options     Stock at Time of    at Time of      New      of Repricing or
                                            Repriced or     Repricing or     Repricing or   Exercise      Amendment
Name                               Date       Amended        Amendment        Amendment      Price       (in years)
-------------------------------    ----       -------        ---------        ---------      -----       ----------
Thomas A. Wilson                 10/17/97   100,000           $6.06             $18.00       $6.06          8.6
  President and Chief
  Executive Officer

Steven Dmiszewicki               05/08/98   100,000           $4.59             $ 5.00       $4.59          8.5
  Senior Vice President and      05/08/98    50,000           $4.59             $ 7.00       $4.59          9.4
  Chief Financial Officer        05/02/96     2,500 (1)       $6.38             $14.50       $6.38          8.5

John F. Ryan                     05/02/96    20,000 (2)       $6.38             $14.50       $6.38          8.5
  Former Executive Vice
  President, Sales and Services
  -- Americas and EMEA

Dennis McKinnie                  05/08/98     2,000           $4.59              $6.38       $4.59          8.0
  Vice President: Chief Legal    05/08/98     2,500           $4.59              $4.75       $4.59          8.6
  and Administrative Officer

Ted Venema                       05/08/98   100,000           $4.59              $5.00       $4.59          9.0
  Co-President and Chief
  Technical Officer

----------------------

(1)  The indicated options expired in July 1996.

(2)  The indicated options expired in September 1996.

Report on Fiscal 1998 Option Repricings

     On October 17, 1997, the Compensation Committee of the Board of Directors (the "Committee") approved a reduction of the exercise price of 100,000 options held by Thomas A. Wilson. The exercise price of such options was reduced from $18.00 to $6.06 per share, which was the fair market value of a share of Common Stock on that date. All other terms of the options remained as they were prior to the repricing.

     The Compensation Committee approved the repricing because its members believe that equity interests are a significant factor in the Company's ability to retain key employees that are critical to the Company's long-range success. The options that were repriced had an initial exercise price of $18.00 per share, which represented the price at which the Company sold its Common Stock in its initial public offering in June 1995. After the offering, the market value of the Common Stock declined, reaching a market price of $6.06 per share by October 17, 1997. In view of the number of underwater options held by Mr. Wilson at that time, the significant decrease in the market price of the Common Stock and the unlikelihood of an increase in such market price to match the initial public offering price in the near future, the Compensation Committee approved a reduction in the exercise price of 100,000 options held by Mr. Wilson from $18.00 per share to $6.06 per share, the fair market value of the Company's common stock on that date.

     In addition to the repricing described above, on May 8, 1998, the Committee also repriced a total of 432,400 options including 150,000 options held by Mr. Dmiszewicki, 4,500 options held by Mr. McKinnie and 100,000 options held by Mr. Venema, with an exercise price equal to or greater than $4.60 per share to $4.59 per share, which represented the fair market value of the Common Stock on that date. The Committee took this action in order to retain key employees in view of the decrease in the market price of the Common Stock and intense competition in the Company's industry for employees with the skills and experience possessed by the optionees.


         Submitted by:  THE COMPENSATION COMMITTEE

                         Bruce K. Anderson
                         George L. McTavish
                         Robert A. Minicucci


            COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

     This report by the Compensation Committee of the Board of Directors discusses the Committee's compensation objectives and policies applicable to the Company's executive officers. The report reviews the Committee's policy generally with respect to the compensation of all executive officers as a group for fiscal 1998 and specifically reviews the compensation established for the Company's Chief Executive Officer as reported in the Summary Compensation Table. The Committee is composed entirely of non-employee directors of the Company.

Report of the Compensation Committee of the Board of Directors on Executive Compensation

     The Compensation Committee of the Board of Directors, consisting entirely of non-employee directors, approves all policies under which compensation is paid or awarded to the Company's executive officers. The Committee is composed of Messrs. Anderson, McTavish and Minicucci.

Compensation Philosophy

     The Company's executive compensation program has three objectives: (1) to align the interests of the executive officers with the interests of the Company's stockholders by basing a significant portion of an executive's compensation on the Company's performance, (2) to attract and retain highly talented and productive executives, and (3) to provide incentives for superior performance by the Company's executives. To achieve these objectives, the Committee has crafted a program that consists of base salary, short-term incentive compensation in the form of a bonus, and long-term incentive compensation in the form of stock options. These compensation elements are in addition to the general benefit programs that are offered to all of the Company's employees.

     Each year, the Committee reviews the Company's executive compensation program. In its review, the Committee studies the compensation packages for executives of a peer group of the Company's most direct publicly held competitors for executive talent, assesses the competitiveness of the Company's executive compensation program and reviews the Company's financial performance for the previous fiscal year. The Committee also gauges the success of the compensation program in achieving its objectives in the previous year and considers the Company's overall performance objectives.

     Each element of the Company's executive compensation program is discussed below.


Base Salaries

     The Committee annually reviews the base salaries of the Company's executive officers. The base salaries for the Company's executive officers for fiscal 1998 are reflected in the Summary Compensation Table and were established by the Committee at the beginning of that fiscal year. In addition to considering the factors listed in the foregoing section that support the Company's executive compensation program generally, the Committee reviews the responsibilities of the specific executive position and the experience and knowledge of the individual in that position. The Committee also measures individual performance based upon a number of factors, including a measurement of the Company's historic and recent financial performance and the individual's contribution to that performance, the individual's performance on non-financial goals and other contributions of the individual to the Company's success, and gives each of these factors relatively equal weight without confining its analysis to a rigorous formula. As is typical of most corporations, the actual payment of base salary is not conditioned upon the achievement of any predetermined performance targets.

Incentive Compensation

     Bonuses established for executive officers are intended to motivate the individual to work hard to achieve the Company's financial and operational performance goals or to otherwise motivate the individual to aim for a high level of achievement on behalf of the Company in the coming year. The Committee does not have a formula for determining bonus payments, but establishes general target bonus levels for executive officers at the beginning of the fiscal year based in relatively equal measures upon the Committee's subjective assessment of the Company's projected revenues and other operational and individual performance factors and may adjust these targets during the year. None of the Company's executive officers received bonuses for fiscal 1998.

Long-Term Incentive Compensation

     The Company's long-term incentive compensation plan for its executive officers is based upon the Company's Stock Option and Restricted Stock Purchase Plan. The Committee believes that placing a portion of executives' total compensation in the form of stock options achieves three objectives. It aligns the interest of the Company's executives directly with those of the Company's stockholders, gives executives a significant long-term interest in the Company's success and helps the Company retain key executives. In determining the number and terms of options to grant an executive, the Committee primarily considers subjectively the executive's past performance and the degree to which an incentive for long-term performance would benefit the Company. Based on these factors, and particularly in order to retain the Company's key executive officers during a period of transition for the Company, the Committee awarded the options shown in the Summary Compensation Table to the officers named therein.

Benefits

     The Committee believes the Company must offer a competitive benefits program to attract and retain key executives. The Company provides the same medical and other benefits to its executive officers that are generally available to its other employees.

Compensation of the Chief Executive Officer

     Mr. Wilson served as the Company's chief executive officer through April 30, 1998. On May 1, 1998, Messrs. Dmiszewicki and Venema were each named Co-President of the Company and consequently shared the duties of its chief executive officer. Accordingly, this section discusses the compensation paid to each of Messrs. Wilson, Dmiszewicki and Venema for fiscal 1998.

     The Committee determined the salaries, bonuses and stock options awarded to Messrs. Wilson, Dmiszewicki and Venema based on its review of the compensation packages for chief executive officers of the Company's most direct publicly held competitors for such officers and its subjective assessment of their respective experience, knowledge and abilities. The Committee also considered the type of compensation (i.e., cash or stock-based compensation) to be awarded when it determined each individual's compensation. For example, the Committee awarded a significant portion of each chief executive officer's compensation in the form of stock options as opposed to a cash bonus in order to further invest each such officer in the Company's success and to maximize the cash available for the Company's operations.

     Mr. Dmiszewicki's compensation was determined in accordance with the terms of his employment agreement with the Company dated September 23, 1996, which is described in " - Employment and Severance Agreements" above. Based on the factors described above, and in view of his increasing responsibilities with the Company, the Committee set Mr. Dmiszewicki's base salary at $170,000 for fiscal 1998 and awarded him the options listed in " -Option Grants in Fiscal 1998" above.

     Mr. Wilson's compensation was determined in accordance with the terms of his employment agreement with the Company dated August 21, 1996, which is described in "Employment and Severance Agreements" above. Based on the factors described above, the Committee set Mr. Wilson's base salary at $305,000 for fiscal 1998. Upon his commencement of employment with the Company in fiscal 1996, Mr. Wilson received stock options with the terms described in the Summary Compensation Table. Mr. Wilson resigned as President and Chief Executive Officer of the Company on April 30, 1998. See "Employment and Severance Agreements" for the terms of his severance agreement.

     Mr. Venema did not have an employment agreement, but was compensated based on the factors described above and on his increasing responsibilities with the Company. Mr. Venema resigned as Co-President and Chief Technical Officer of the Company effective January 1, 1999. See "Employment and Severance Agreements" for the terms of his severance agreement.

Section 162(m) of the Internal Revenue Code

     It is the responsibility of the Committee to address the issues raised by
Section 162(m) of the Internal Revenue Code, as amended (the "Code"). The revisions to this Code section made certain non-performance based compensation in excess of $1,000,000 to executives of public companies non-deductible to the companies beginning in 1994. The Committee has reviewed these issues and has determined that no portion of compensation payable to any executive officer for fiscal 1998 is non-deductible. The Company's Stock Option and Restricted Stock Plan limits to 500,000 the number of options or shares that may be awarded to any individual in a single year under that plan.

         Submitted by:      THE COMPENSATION COMMITTEE

                                Bruce K. Anderson
                                George L. McTavish
                                Robert A. Minicucci



                             STOCK PERFORMANCE GRAPH

     The following graph indicates the Company's cumulative total return to stockholders from June 30, 1995 (the first trading day of the Company's Common Stock), through September 30, 1998, as compared to cumulative total returns for the Nasdaq Stock Market (U.S.) index and a peer group of companies consisting of Gupta Corporation, Informix Corporation, Intersolv Corporation, Oracle Corporation and Sybase, Inc.


                     Comparison of Cumulative Total Return *

                           [LINE GRAPH APPEARS HERE]

                               6/30/95   9/29/95   9/30/96   9/30/97    9/30/98
                               -------   -------   -------   -------    -------
Seer Technologies, Inc.        100.00     72.89     28.92     32.53      3.61
Market Index                   100.00    111.83    141.62    209.11    253.89
Peer Index                     100.00    104.45     80.76     73.33     50.32


* Assumes $ 100 invested on June 30, 1995, in Seer Technologies, Inc. Common Stock, the Nasdaq Stock Market Computer Index and the Peer Group (consisting of Oracle, Informix, Centura, Sybase and Intersolv).

      COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934, as amended, and regulations of the Securities and Exchange Commission thereunder require the Company's directors and executive officers and persons who own more than 10% of the Company's Common Stock, as well as certain affiliates of such persons, to file initial reports of their ownership of the Company's Common Stock and subsequent reports of changes in such ownership with the Securities and Exchange Commission. Directors, executive officers and persons owning more than 10% of the Company's Common Stock are required by Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a) reports they file. Based solely on its review of the copies of such reports received by it and written representations that no other reports were required for those persons, management believes that the Company's directors, executive officers and owners of more than 10% of the its Common Stock complied with all filing requirements in a timely manner during fiscal 1998.

                                   SIGNATURES
                                   ----------


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            SEER TECHNOLOGIES, INC.



Date: January 28, 1999                      By: /s/ Dennis McKinnie
                                                -------------------------------
                                                Dennis McKinnie
                                                Vice President: Chief Legal and
                                                Administrative Officer