Form 10-Q
period 1998-12-31
SEER TECHNOLOGIES INC /DE
filed 1999-02-16
CIK 945127

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               FORM 10-Q

(Mark One)
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended December 31, 1998

                                    OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from .............. to ................

                    Commission file number  0-26194

                          SEER TECHNOLOGIES, INC.
           (Exact name of registrant as specified in its charter)

         Delaware                             13-3556562
(State or other jurisdiction of            (I.R.S. Employer
 incorporation or organization)           Identification No.)

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
Yes ....X....	No ........

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
	      Class                       Outstanding at February 9, 1999
 -----------------------------          -------------------------------
 Common Stock, $0.01 par value		      11,980,633 shares

                         SEER TECHNOLOGIES, INC.

                                 Index

PART I.     Financial Information                            Page
                                                            Number
     Item 1.     Financial Statements:

                 Consolidated balance sheets as of
                 December 31, 1998 (unaudited) and
                 September 30, 1998                            3

                 Consolidated statements of operations
                 (unaudited) for the three months
                 ended December 31, 1998 and 1997              4

                 Consolidated statements of cash flows
                 (unaudited) for the three months ended
                 December 31, 1998 and 1997                    5

                 Consolidated statements of comprehensive
                 income (unaudited) for the three months
                 ended December 31, 1998 and 1997              6

                 Notes to consolidated financial statements
                 (unaudited)                                   7

     Item 2.     Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations                                   11

     Item 3.     Quantitative and Qualitative Disclosures
                 about Market Risk                            17


PART II.    Other Information                                 18


SIGNATURES                                                    20

                                   -2-

PART I.     Financial Information

     Item 1.  Financial Statements


                          SEER TECHNOLOGIES, INC.
                        CONSOLIDATED BALANCE SHEETS
                 (in thousands, except per share amounts)
                              (unaudited)

                                                   Dec. 31,     Sept. 30,
                                                    1998           1998
                                                   -------       -------
ASSETS

  Cash and cash equivalents                       $    479       $ 1,040
  Trade accounts receivable, less allowance
    for doubtful accounts of $2,153 and $2,124
    at December 31, 1998 and September 30, 1998,
    respectively                                    15,005        17,285
  Prepaid expenses and other current assets          1,418         1,476
                                                   -------       -------
    Total current assets                            16,902        19,801

  Property and equipment, net                        1,614         1,867
  Capitalized software costs, net                      451         1,140
  Other assets                                         370           387
                                                   -------       -------
    Total assets                                   $19,337       $23,195
                                                  ========       =======
LIABILITIES AND STOCKHOLDERS' EQUITY
  Notes payable, due on demand                     $12,275       $38,148
  Accounts payable                                   1,949         2,897
  Accrued expenses:
    Compensation                                       318           744
    Commissions                                      1,021         1,156
    Restructuring                                    3,335         4,064
    Other                                            3,318         3,459
  Deferred revenue                                   7,778         7,355
  Income taxes payable                               1,781         1,644
                                                   -------       -------
    Total current liabilities                       31,775        59,467

  Note Payable to majority shareholder              12,000            -
  Deferred revenue                                      97           253

  Stockholders' equity (deficiency):
    Series A convertible preferred stock,
      $.01 par value                                    21            21
    Series B convertible preferred stock,
      $.01 par value                                    18            18
    Common stock, $0.01 par value                      120           120
    Additional paid-in-capital                      92,948        76,023
    Accumulated other comprehensive income            (880)         (847)
    Accumulated deficit                           (116,762)     (111,860)
                                                  ---------     ---------
    Total stockholders' equity (deficiency)        (24,535)      (36,525)
                                                  ---------     ---------
    Total liabilities and stockholders' equity     $19,337       $23,195
                                                  =========     =========

The accompanying notes are an integral part of the consolidated financial statements.

                         SEER TECHNOLOGIES, INC.
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except per share amounts)
                              (unaudited)

                                Three Months Ended
                                    December 31,
                                  1998       1997
                                --------   --------
Revenue:
  Software license              $    69    $ 2,698
  Maintenance                     3,056      3,449
  Services                        7,778     12,209
                                --------   --------
    Total operating revenue      10,903     18,356

Cost of revenue:
  Software products                 765        507
  Maintenance                     1,227      2,183
  Services                        7,301     10,951
                                --------   --------
    Total cost of revenue         9,293     13,641

Gross profit                      1,610      4,715

Operating expenses:
  Sales and marketing             1,887      6,893
  Research and product
     development                  1,541      3,826
  General and administrative      2,068      3,093
                                --------   --------
     Total operating expenses     5,496     13,812
                                --------   --------

Loss from operations             (3,886)    (9,097)

Other income (expense):
  Interest income                    68        135
  Interest expense                 (938)      (785)
                                --------   --------
    Other expense, net             (870)      (650)
                                --------   --------

Loss before provision
 for income taxes                (4,756)    (9,747)

Income tax provision                146        159
                                --------   --------

    Net loss                   $ (4,902)   $(9,906)
                                ========   ========

Basic and diluted loss
  per share                     $ (0.41)    $(0.83)
                                ========   ========

Weighted average common shares
  Outstanding-basic and diluted   11,981     11,888
                                ========   ========


The accompanying notes are an integral part of the consolidated financial statements.

                          SEER TECHNOLOGIES, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (in thousands)
                               (unaudited)

                                                    Three Months Ended
                                                        December 31,
                                                       1998      1997
                                                      ------    ------
Cash flows from operating activities:
  Net loss                                          $ (4,902)  $(9,906)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
    Depreciation and amortization                        467     1,198
    Deferred income taxes                                -          (3)
    Provision for uncollectible accounts                 123       226
    Write-down of assets                                 476         -
    Changes in assets and liabilities:
      Trade accounts receivable                        2,120     7,027
      Prepaid expenses and other assets                   74       208
      Accounts payable, accrued expenses,
         and income taxes payable                     (2,242)   (2,548)
      Deferred revenue                                   267      (586)
                                                     --------  --------
        Net cash used in operating activities         (3,617)   (4,384)

Cash flows from investing activities:
  Purchases of property and equipment                    -        (126)
  Capitalization of software development costs           -        (128)
                                                     --------  --------
        Net cash used in investing activities            -        (254)

Cash flows from financing activities:
  Note payable to majority shareholder                12,000         -
  Capital contribution                                16,925         -
  Paydown of lines of credit                         (28,925)        -
  Net borrowings under line of credit                  3,052     7,101
  Issuance of common shares                              -         165
                                                     --------  --------
        Net cash provided by financing activities      3,052     7,266

Effect of exchange rate changes on cash                    4        (3)
                                                     --------  --------

        Net increase (decrease) in cash and
          cash equivalents                              (561)     2,625

Cash and cash equivalents:
  Beginning of period                                  1,040      4,268
                                                     --------  --------
  End of period                                      $   479    $ 6,893
                                                     ========  ========

The accompanying notes are an integral part of the consolidated financial statements.

                         SEER TECHNOLOGIES, INC.
           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                              (in thousands)
                               (unaudited)

                                                    Three Months Ended
                                                        December 31,
                                                       1998      1997
                                                      ------    ------

Net loss                                            $ (4,902)  $ (9,906)

Other comprehensive income, net of tax
  Foreign currency translation adjustment                (33)       247
                                                     --------   --------

Comprehensive loss                                   $ (4,935)  $(9,659)


The accompanying notes are an integral part of the consolidated financial statements.

                            SEER TECHNOLOGIES, INC.

                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                (unaudited)
             (dollars in thousands, except share and per share data)


Note 1.     Interim Financial Statements

     The accompanying unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for fiscal year 1998. The Company's fiscal year ends September 30. The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for other interim periods or for the full fiscal year. In the opinion of management, the information contained herein reflects all adjustments necessary for a fair statement of the interim results of operations. All such adjustments are of a normal, recurring nature except for the transaction discussed in Note 7 and the write-down of $476 of capitalized software costs based on management's evaluation of the asset's net realizable value.

     During the first quarter of fiscal year 1999, the company has adopted Statement of Financial Accounting ("SFAS")No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires additional disclosures with respect to certain changes in assets and liabilities that previously were not required to be reported as results of operations for the period.

     The American Institute of Certified Public Accountants has issued Statement of Position 97-2 ("SOP 97-2"), "Software Revenue Recognition." SOP 97-2 is effective for transactions entered into in fiscal years beginning after December 15, 1997, and provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. The Company adopted SOP 97-2 at the beginning October 1, 1998, and the Company does not expect the adoption of this standard to have a material impact on the Company's financial position or results of operations.


 Note 2.     Earnings (Loss) Per Share

     Basic earnings (loss) per share is computed based upon the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed based upon the weighted average number of common shares outstanding and any potentially dilutive securities. Potentially dilutive securities are not included in the diluted earnings per share calculations if their inclusion would be anti-dilutive to the basic earnings (loss) per share calculations. Potentially dilutive securities outstanding during the first quarter of fiscal year 1999 include stock options and convertible preferred stock.


Note 3.     Income Taxes

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The Company's effective tax rate differs from the statutory rate primarily due to the fact that no income tax benefit was recorded for the net loss for the first quarter of fiscal year 1999. Because of the Company's inconsistent earnings history, the deferred tax assets have been fully offset by a valuation allowance.

     The income tax provision for the first quarter of fiscal year 1999 is primarily related to income taxes from profitable foreign operations and foreign withholding taxes.

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


Note 5.     Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair market value. The statement also requires that changes in the derivative's fair market value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133 is effective for fiscal years beginning June 15, 1999, with earlier adoption permitted. The Company is currently assessing the impact of this new statement on its consolidated financial position, liquidity, and results of operations.


Note 6.     Segment Information

     Management of the Company makes operating decisions and assesses performance of its operations based on the following reportable segments:
(1) Software, (2) Maintenance, (3) Services, and (4) Research and
Development.

     The accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies," included in the Company's Annual Report on Form 10-K for fiscal year 1998. Segment data includes a charge allocating all corporate-headquarters costs to each of its operating segments based on each segment's proportionate share of expenses. The Company evaluates the performance of its segments and allocates resources to them based on earnings (loss) before interest and taxes(EBIT).

The table below presents information about reported segments for the quarters ending December 31:


Q1 1999     Software    Maintenance    Services    Research    Total
(in 000's)                                           And
                                                  Development
-------------------------------------------------------------------------

Total
Revenue     $     69    $     3,056    $  7,778   $        -   $ 10,903

Total
EBIT        $ (3,014)   $     1,630    $   (710)  $   (1,792)  $ (3,886)



Q1 1998     Software    Maintenance    Services    Research    Total
(in 000's)                                           And
                                                  Development
-------------------------------------------------------------------------

Total
Revenue     $  2,698    $     3,449    $ 12,209   $        -   $ 18,356

Total
EBIT        $ (5,642)   $       989    $   (132)  $   (4,312)  $ (9,097)


     A reconciliation of total segment revenue to total consolidated revenues and of total segment EBIT to total consolidated income before taxes, for the quarters ended December 31, 1998 and 1997 is as follows:

                                   Q1 1999       Q1 1998
----------------------------------------------------------
Total EBIT                         $ (3,886)     $ (9,097)
Interest expense                       (870)         (650)
-----------------------------------------------------------
Total loss before income taxes     $ (4,756)     $ (9,747)


The following table presents a summary of revenue by geographic region for the quarters ended December 31:

                        Q1 1999           Q2 1999
Australia               $   678           $   538
Denmark                   1,249             1,112
Germany                     541               624
Greece                      327               168
Italy                       854             2,026
Norway                      508               876
South Africa                409               684
Sweden                      464               350
Switzerland                 792               892
United Kingdom            1,898             3,495
USA                       2,182             5,478
Other                     1,001             2,113
                        -------           -------
  Total Revenue         $10,903           $18,356
                        =======           =======


Foreign revenue is based on the country in which the customer is domiciled.

Note 7.     Acquisition by Level 8

     On December 31, 1998, Level 8 Systems, Inc. ("Level 8"), as the first step in its pending acquisition of the entire equity interest in the Company, acquired approximately 69% of the outstanding common stock of the Company held by Welsh, Carson, Anderson and Stowe VI L.P. and certain other parties affiliated or associated with WCAS ("WCAS") in exchange for 1,000,000 shares of Level 8 common stock and warrants to purchase an additional 250,000 shares of Level 8 common stock at an exercise price of $12.00 per share. Level 8 acquired 7,130,894 shares of the Company's common stock, 2,094,143 shares of the Company's Series A Convertible Preferred Stock, and 1,762,115 shares of the Company's Series B Convertible Preferred Stock from WCAS representing approximately 69% of the outstanding common stock of the Company and, as a consequence, may be deemed to control the Company. As part of the agreement, Level 8 agreed to commence a tender offer for the remaining outstanding common stock of the Company as soon as reasonably practicable. See Note 9.

     In connection with Level 8's purchase of Seer's capital stock from the WCAS Parties, WCAS contributed approximately $17 million to Seer and Level 8 provided a $12 million subordinated loan to enable Seer to reduce Seer's bank debt. The funds used by Level 8 to make the subordinated loan to Seer were obtained from Liraz Systems Ltd., a principal stockholder of Level 8. In addition, Level 8 has agreed to fund the Company's operations through January 15, 2000.


Note 8.     Debt Agreements

     During the first quarter of 1999, the Company maintained two credit facilities-the Revolving Facility and the Guaranteed Facility.

     On December 22, 1998, the Company's Revolving Facility was amended. The Revolving Facility now bears interest at the prime rate and terminates on December 31, 2001. The Revolving Facility is automatically renewed for successive additional terms of one year each, unless terminated by either party. Level 8 has agreed to guarantee any borrowings under the Revolving Facility exceeding $20 million through December 31, 1999, exceeding $10 million from January 1, 2000 through December 31, 2000, and without limit thereafter.

     As of December 31, 1998, Level 8 made the Company a $12 million subordinated loan to help pay down the Company's outstanding bank debt and WCAS contributed approximately $17 million to the Company, which was also used to reduce outstanding borrowings under the Guaranteed Facility to $0. Additionally, the Guaranteed Facility and the line of credit available for foreign exchange contracts were terminated on December 31, 1998. The principal amount of the note payable to Level 8 shall bear interest, compounded quarterly, at a rate per annum equal to the weighted average interest rate from time to time on the Company's other indebtedness for borrowed money. Interest shall be payable upon maturity in June, 2002.


Note 9.     Subsequent Events

     On February 1, 1999, Level 8 commenced a tender offer for all the remaining outstanding shares of the common stock of the Company at $0.35 per share, net to the seller in cash, upon the terms and conditions set forth in the offer to purchase and the of transmittal. The tender offer is scheduled to expire on March 2, 1999.

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

     On December 31, 1998, Level 8 Systems, Inc. ("Level 8"), as the first step in its pending acquisition of the entire equity interest in the Company, acquired approximately 69% of the outstanding common stock of the Company held by Welsh, Carson, Anderson and Stowe VI L.P. and certain other parties affiliated or associated with WCAS ("WCAS") in exchange for 1,000,000 shares of Level 8 common stock and warrants to purchase an additional 250,000 shares of Level 8 common stock at an exercise price of $12.00 per share. Level 8 acquired 7,130,894 shares of the Company's common stock, 2,094,143 shares of the Company's Series A Convertible Preferred Stock, and 1,762,115 shares of the Company's Series B Convertible Preferred Stock from WCAS representing approximately 69% of the outstanding common stock of the Company and, as a consequence, may be deemed to control the Company. As part of the agreement, Level 8 agreed to commence a tender offer for the remaining outstanding common stock of the Company as soon as reasonably practicable.

     In connection with the Level 8's purchase of Seer's capital stock from the WCAS Parties, WCAS contributed approximately $17 million to Seer and Level 8 provided a $12 million subordinated loan to enable Seer to reduce Seer's bank debt. The funds used by Level 8 to make the subordinated loan to Seer were obtained from Liraz Systems Ltd., a principal stockholder of Level 8. In addition, Level 8 has agreed to fund the Company's operations through January 15, 2000.

     On February 1, 1999, Level 8 commenced a tender offer for all the outstanding shares of the common stock of the Company at $0.35 per share, net to the seller in cash, upon the terms and conditions set forth in the offer to purchase and the related transmittal letter mailed to stockholders and filed as exhibits to Level 8's Schedule 14D-1 on file with the Securities and Exchange Commission. The tender offer is scheduled to expire on March 2, 1999.

     Due to the transaction outlined above, the information within this report is not necessarily indicative of future operating results once Seer and Level 8 have been combined. Unless otherwise specifically indicated, the information in this report does not give effect to the transaction with Level 8.

     This report contains forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities, the completion of the transaction with Level 8, Year 2000 issues and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause its actual results to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The Company's performance, development and results of operations may be affected by the risks presented by: (i) market acceptance of the Company's new strategic direction; (ii) continued market acceptance of the Company's existing technology; (iii) fluctuations in quarterly operating results and volatility of the price of the Company's common stock; (iv) competition;
(v) the Company's reliance on its relationship with IBM; (vi) customer concentration; (vii) the potential failure to meet product delivery dates; (viii) matters relating to international operations; (ix) intellectual property and proprietary rights; (x) the inability to attract and retain consultants and development professionals; (xi) the Company's ability to attract, retain and train qualified sales professionals and the ability of those sales professionals to perform to quota; and (xii) the sufficiency of the Company's liquidity and capital resources. See the Company's Registration Statement on Form S-1 (Registration N. 33-92050) for a more detailed description of certain risks presented by the Company's operations.


Year 2000

     The Company is aware of the issues associated with the programming code in existing computer systems as the millennium (Year 2000)
approaches.   The "Year 2000 Problem" is pervasive and complex as
virtually every computer operation will be affected in some way by the rollover of the two-digit year value to 00. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail.

     Software Sold to Consumers. The Company believes that it has substantially identified potential Year 2000 Problems with the software products that it develops and markets. See "Item 1. Business - Products - Year 2000 Issues." Accordingly, the Company believes that it has fulfilled its obligations to its customers with respect to Year 2000 functionality. However, the law in this area is still evolving and lawsuits are being filed against software companies on an ongoing basis, many of them asserting novel theories of damage and liability. Accordingly, no assurance can be given that claims will not be made against the Company relating to date-processing issues or that the effect of such claims on the Company will not be material. Expenses related to Year 2000 compliance of the Company's products are not separately identified but are included as part of the Company's research and development operating budget.

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

     The Company does not believe the total cost to the Company of completing any required modifications, upgrades, or replacements of these internal systems will not have a material adverse effect on the Company's financial condition, cash flows, or results of operations. Expenses related to Year 2000 compliance of the Company's internal infrastructure are not separately identified but are included as part of the Company's general and administrative operating budget.

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

     During the first quarter of fiscal year 1999, the Company adopted Statement of Position 97-2, "Software Revenue Recognition," issued by the American Institute of Certified Public Accountants. SOP 97-2 is effective for transactions entered into in fiscal years beginning after December 15, 1997 and provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. The Company does not expect the application of the SOP to have a material impact on the Company's financial condition or results of operations.

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



Results of Operations

     The following table sets forth, for the periods indicated, the Company's unaudited results of operations expressed as a percentage of revenue:


                                    Three months ended
                                       December 31,
                                      1998      1997
                                    --------  --------
Revenue:
  Software products                    0.6 %    14.7 %
  Maintenance                         28.0 %    18.8 %
  Services                            71.4 %    66.5 %
                                    --------  --------
    Total                            100.0 %   100.0 %

Cost of revenue:
  Software products                    7.0 %     2.8 %
  Maintenance                          6.6 %    11.9 %
  Services                            67.0 %    59.7 %
                                    --------  --------
    Total                             80.6 %    74.4 %

Gross profit                          19.4 %    25.6 %

Operating expenses:
  Sales and marketing                 17.3 %    37.6 %
  Research and product development    18.7 %    20.8 %
  General and administrative          19.0 %    16.9 %
                                    --------  --------
    Total                             55.0 %    75.3 %

Other income (expense), net           (7.9)%    (3.5)%
                                    --------  --------

Income (loss) before taxes          ( 43.5)%   (53.2)%

Income tax provision (benefit)         4.3 %     0.9 %
                                    --------  --------

Net income(loss)                     (44.8)%   (54.1)%
                                    ========  ========

                                    -14-

The following table sets forth unaudited data for total revenue by geographic origin as a percentage of total revenue for the periods indicated:


                                    Three months ended
                                       December 31,
                                      1998      1997
                                    --------  --------
United States                         20.0%     29.8%
Mexico/Canada                          1.1%      2.3%
South America                          1.0%      1.6%
Europe                                66.8%     58.2%
Middle East/Africa                     3.7%      3.7%
Asia Pacific                           7.4%      4.4%
                                    --------  --------
                                     100.0%    100.0%
                                    ========  ========

     Revenue and Gross Profit. The Company's total revenue decreased 41% and gross profit decreased 45% in the first quarter of fiscal year 1999 compared to the first quarter of fiscal year 1998. These decreases were primarily attributable to a decrease in software products and services revenues.

     Software products. For the first quarter of fiscal year 1999, software product revenue decreased 97% from the same period of fiscal year 1998 while software gross margin decreased by 132% from the period a year ago. The principal reason for the decrease in software sales was the announcement of the pending acquisition of Seer by Level 8 on November 24, 1998. Management believes that the acquisition announcement disrupted many of the software sales that might have closed during the quarter by creating uncertainty as to the completion of the transaction and the future product strategy of the Company. Additionally, the transaction diverted significant internal management resources during the negotiation of the acquisition away from their normal efforts toward furthering current operations.

     Software gross margin decreased in the first quarter of fiscal year 1999 in comparison to the same period a year ago due to the decline in software revenue. Cost of software actually increased in the first quarter of fiscal year 1999 in comparison to the first quarter of fiscal year 1998 due to a write-down of $476 of capitalized software cost based on management's evaluation of the asset's net realizable value.

     Maintenance. Maintenance revenue decreased 11% for the first quarter of fiscal year 1999 as compared to the same quarter of fiscal year 1998. The trend of decreasing maintenance revenues is primarily a result of attrition within the installed customer base and also a lack of new customers in fiscal year 1998. Maintenance gross margins increased 44%, in the first quarter of fiscal year 1999 over the same period of fiscal year 1998. This increase in gross margin is due to efficiencies in the maintenance process gained through the reorganization of the technical operations area in the second quarter of fiscal year 1998 and a reduction in commissions paid to IBM for certain levels of services supplied to European customers.

     Services. Services revenue for the first quarter of fiscal year 1999 decreased 36% compared to the first quarter of fiscal year 1998, and service gross margins declined from 10% in the first quarter of fiscal year 1998 to 6% in the first quarter of fiscal year 1999. This unfavorable trend was caused by lower software sales, which drive demand for related services, in fiscal year 1998 than in previous fiscal years and losses of consultants through attrition.

     Operating Expenses. Total operating expenses decreased 57% between the first quarter of fiscal year 1999 and the first quarter of fiscal year 1998. In comparison to the first quarter of fiscal year 1998, sales and marketing, research and development, and general and administrative expenses all decreased significantly due to restructuring in each area.

     Sales and marketing expenses decreased 73% in first quarter of fiscal year 1999 as compared to the first quarter of fiscal year 1998. This decrease was related directly to decreases in personnel as the Company better aligned the size of its sales and marketing groups with management's current perceived demand for its products given the effect of Year 2000 on the application development tools marketplace.

     In the first quarter of fiscal year 1999, research and development expenses decreased by 60% in comparison to the first quarter of fiscal year 1998. This decrease was primarily related to decreases in spending for personnel in response to the current demand for the Company's software and efficiencies gained through the reorganization of the technical operations area in the second quarter of fiscal year 1998.

     General and administrative expenses decreased by 33% in the first quarter of fiscal year 1999 in relation to the same period a year ago. The trend of decreasing general and administrative expenses was a direct result of the reduction in the number of personnel needed to provide infrastructure for the Company as the level of business has declined.

     Income Taxes. Income taxes decreased from a provision of $.2 million for the first quarter of fiscal year 1998 to $.1 million for the same period of fiscal year 1999 due to a decrease in foreign tax expense. The Company's effective tax rate differs from the statutory rate primarily due to the fact that no income tax benefit was recorded for the net loss for the first quarter of fiscal year 1999. As a result of the Company's inconsistent earnings history, the deferred tax assets have been fully offset by a valuation allowance.



Liquidity and Capital Resources

     During the first quarter of fiscal year 1999, net cash flow used by operations and investing activities was $3.6 million, while in the first quarter of fiscal year 1998 there was a net cash usage of $4.6. The decrease in cash flow used in operations and investing activities is primarily due to the decrease in operating expenses offset to some extent by the decreases in collections and revenues. As of December 31, 1998, the Company did not have any material commitments for capital expenditures.

     The Company financed its net cash outflow in the first quarter of fiscal year 1999 up to December 31 through two credit facilities with commercial banks. On December 31, 1998 the Company paid down approximately $29 million of the balances outstanding for its credit facilities as discussed in the "General Information and Recent Developments" section above. As a result of this transaction, on December 31, 1998 the Company maintained one credit facility ("Credit Facility") with a commercial bank and a $12 million note payable to Level
8, its majority shareholder.   The Credit Facility provides for
borrowings of up to $25 million, bears interest at Prime Rate for working capital purposes based on the Company's eligible accounts receivable, as defined in the loan agreement. Additionally, Level 8 has agreed to serve as the guarantor on the Credit Facility for all borrowings in excess of $20 million. There are no other financial covenants. This facility is due on demand and will terminate on December 31, 2001; however, it is automatically renewed for successive additional terms of one year each, unless terminated by either party. The $12 million note to Level 8 bears interest at the same rate as the Company's other borrowings with the interest compounded quarterly. Level 8's rights to payment on the note are subordinated to those of the holder of the Credit Facility. The note to Level 8 is payable with interest at June 30, 2002. There are no financial covenants or restrictions in the Level 8 note.

     As of December 31, 1998, the Company had outstanding borrowings of $12.3 million under the Credit Facility at an interest rate of 7.75%.

     The Company believes that existing cash on hand, cash provided by future operations, together with additional borrowings under its lines of credit will be sufficient to finance its operations and expected working capital requirements for the near term, so long as the Company performs according to its revised operating plan. However, in the event the merger of the Company and Level 8 is not completed, the Company may need to seek additional financing from Level 8 or other sources. Level 8 has committed to fund the Company's operations through January 15, 2000, if necessary.


Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair market value. The statement also requires that changes in the derivative's fair market value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133 is effective for fiscal years beginning June 15, 1999, with earlier adoption permitted. The Company is currently assessing the impact of this new statement on its consolidated financial position, liquidity, and results of operations.



Item 3.      Quantitative and Qualitative Disclosures about Market Risk

     The Company is exposed to a variety of risks, including foreign currency fluctuation. In the normal course of business, the Company employs established policies and procedures to manage its exposure to fluctuations in foreign currency values.

     During the first quarter of 1999, the Company entered into forward exchange contracts primarily to hedge receivables and payables denominated in foreign currencies against fluctuations in exchange rates. The Company has not entered into forward foreign exchange contracts for speculative or trading purposes. The Company's accounting policies for these contracts are based on the Company's designation of the contracts as hedging transactions. The criteria the Company uses for designating a contract as a hedge include the contract's effectiveness in risk reduction and one-to-one matching of derivative instruments to underlying transactions. Gains and losses on forward foreign exchange contracts are recognized in income in the same period as gains and losses on the underlying transactions. If an underlying hedged transaction is terminated earlier than initially anticipated, the offsetting gain or loss on the related forward exchange contract would be recognized in income in the same period. In addition, since the Company enters into forward contracts only as a hedge, any change in currency rates would not result in any material net gain or loss, as any gain or loss on the underlying foreign currency denominated balance would be offset by the gain or loss on the forward contract. The Company operates in certain countries in Latin America, where there are limited forward currency exchange markets, and thus, the Company has unhedged transaction exposures in these currencies.

     In order to implement its hedging policy, the Company had a line of credit of $.5 million available to enter foreign exchange contracts. On December 31, 1998 the line of credit available for foreign exchange was terminated as part of the transaction with Level 8. Accordingly, none of foreign currency denominated receivables and payables were hedged at December 31, 1998.

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


     None


Item 5.     Other Information

     None

Item 6.     Exhibits and Reports on Form 8-K

     (a)      Exhibits


     10.1     Level 8 Guaranty Agreement dated December 31, 1998
              (previously filed on the Company's Form 8-K dated January
              15, 1999).

     10.2 Registrant Promissory Note dated December 31, 1998 in favor of Level 8 in the principle amount of $12,000,000
              (previously filed on the Company's Form 8-K dated January
              15, 1999).

     27.1     Financial Data Schedule


     (b)      Reports on Form 8-K

              On January 15, 1999, the Company filed a report on Form 8-K reporting a change in control of the registrant from Welsh, Carson, Anderson and Stowe VI L.P. and certain affiliates to Level 8 Systems, Inc.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    SEER TECHNOLOGIES, INC.



                                    /s/ Steven Dmiszewicki
Date: February 16, 1999             -------------------------------------
                                    Steven Dmiszewicki
                                    President and Chief Financial Officer

                                 Exhibit 27.1

[ARTICLE] 5
[CAPTION]

THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE CONSOLIDATED BALANCE SHEET AND CONSOLIDATED STATEMENT OF INCOME FILED AS PART OF THE ANNUAL REPORT ON FORM 10-K AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.


[MULTIPLIER] 1,000

[PERIOD-TYPE]                   3-MOS
[FISCAL-YEAR-END]                          SEP-30-1999
[PERIOD-START]                             OCT-01-1998
[PERIOD-END]                               DEC-31-1998
[CASH]                                             479
[SECURITIES]                                         0
[RECEIVABLES]                                   17,158
[ALLOWANCES]                                     2,153
[INVENTORY]                                          0
[CURRENT-ASSETS]                                16,902
[PP&E]                                           8,220
[DEPRECIATION]                                   6,606
[TOTAL-ASSETS]                                  19,337
[CURRENT-LIABILITIES]                           31,775
[BONDS]                                              0
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                         39
[COMMON]                                           120
[OTHER-SE]                                    (24,694)
[TOTAL-LIABILITY-AND-EQUITY]                    19,337
[SALES]                                              0
[TOTAL-REVENUES]                                10,903
[CGS]                                                0
[TOTAL-COSTS]                                    9,293
[OTHER-EXPENSES]                                 5,373
[LOSS-PROVISION]                                   123
[INTEREST-EXPENSE]                                 938
[INCOME-PRETAX]                                (4,756)
[INCOME-TAX]                                      146
[INCOME-CONTINUING]                            (4,902)
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
<INCOME>	                                      (4,902)
[EPS-PRIMARY]                                   (0.41)
[EPS-DILUTED]                                   (0.41)